Form 10-Q
period 2022-06-30
IRON MOUNTAIN INC
filed 2022-08-04
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 29, 2022, the registrant had 290,684,926 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2022 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021
	3	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2022 and 2021
	4	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2022 and 2021
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021
	6	Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2022
	7	Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2021
	8	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021
	9	Notes to Condensed Consolidated Financial Statements
32	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
53	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
55	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
55	ITEM 6.	Exhibits
56	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$144,746	$255,828
Accounts receivable (less allowances of $55,715 and $62,009 as of June 30, 2022 and December 31, 2021, respectively)	1,116,329	961,419
Prepaid expenses and other	280,944	224,020
Total Current Assets	1,542,019	1,441,267
Property, Plant and Equipment:
Property, plant and equipment	8,690,956	8,647,303
Less—Accumulated depreciation	(4,072,787)	(3,979,159)
Property, Plant and Equipment, Net	4,618,169	4,668,144
Other Assets, Net:
Goodwill	4,923,691	4,463,531
Customer and supplier relationships and other intangible assets	1,508,526	1,181,043
Operating lease right-of-use assets	2,512,377	2,314,422
Other	517,537	381,624
Total Other Assets, Net	9,462,131	8,340,620
Total Assets	$15,622,319	$14,450,031
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$86,790	$309,428
Accounts payable	435,475	369,145
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	957,507	1,032,537
Deferred revenue	302,494	307,470
Total Current Liabilities	1,782,266	2,018,580
Long-term Debt, net of current portion	9,993,126	8,962,513
Long-term Operating Lease Liabilities, net of current portion	2,371,270	2,171,472
Other Long-term Liabilities	404,703	144,053
Deferred Income Taxes	325,222	223,934
Commitments and Contingencies
Redeemable Noncontrolling Interests	93,957	72,411
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 290,679,958 and 289,757,061 shares as of June 30, 2022 and December 31, 2021, respectively)	2,907	2,898
Additional paid-in capital	4,432,009	4,412,553
(Distributions in excess of earnings) Earnings in excess of distributions	(3,340,992)	(3,221,152)
Accumulated other comprehensive items, net	(446,975)	(338,347)
Total Iron Mountain Incorporated Stockholders' Equity	646,949	855,952
Noncontrolling Interests	4,826	1,116
Total Equity	651,775	857,068
Total Liabilities and Equity	$15,622,319	$14,450,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2022	2021
Revenues:
Storage rental	$753,126	$718,272
Service	536,408	401,484
Total Revenues	1,289,534	1,119,756
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	556,476	474,579
Selling, general and administrative	295,394	259,779
Depreciation and amortization	178,254	166,685
Acquisition and Integration Costs	16,878	2,277
Restructuring Charges	—	39,443
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(51,249)	(128,935)
Total Operating Expenses	995,753	813,828
Operating Income (Loss)	293,781	305,928
Interest Expense, Net (includes Interest Income of $2,171 and $1,127 for the three months ended June 30, 2022 and 2021, respectively)	115,057	105,220
Other (Income) Expense, Net	(41,217)	(186,230)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	219,941	386,938
Provision (Benefit) for Income Taxes	18,083	110,416
Net Income (Loss)	201,858	276,522
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,777	1,237
Net Income (Loss) Attributable to Iron Mountain Incorporated	$200,081	$275,285
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.69	$0.95
Diluted	$0.68	$0.95
Weighted Average Common Shares Outstanding—Basic	290,756	289,247
Weighted Average Common Shares Outstanding—Diluted	292,487	291,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Revenues:
Storage rental	$1,504,196	$1,426,328
Service	1,033,384	775,468
Total Revenues	2,537,580	2,201,796
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,103,098	926,488
Selling, general and administrative	576,117	518,502
Depreciation and amortization	361,869	332,327
Acquisition and Integration Costs	32,539	2,277
Restructuring Charges	—	79,254
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(51,954)	(133,386)
Total Operating Expenses	2,021,669	1,725,462
Operating Income (Loss)	515,911	476,334
Interest Expense, Net (includes Interest Income of $3,819 and $3,698 for the six months ended June 30, 2022 and 2021, respectively)	229,499	209,642
Other Expense (Income), Net	14,684	(181,517)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	271,728	448,209
Provision (Benefit) for Income Taxes	28,163	125,056
Net Income (Loss)	243,565	323,153
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,185	2,265
Net Income (Loss) Attributable to Iron Mountain Incorporated	$242,380	$320,888
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.83	$1.11
Diluted	$0.83	$1.11
Weighted Average Common Shares Outstanding—Basic	290,542	289,001
Weighted Average Common Shares Outstanding—Diluted	292,166	290,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2022	2021
Net Income (Loss)	$201,858	$276,522
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(187,786)	42,543
Change in Fair Value of Derivative Instruments	34,211	5,634
Total Other Comprehensive (Loss) Income:	(153,575)	48,177
Comprehensive Income (Loss)	48,283	324,699
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	819	1,156
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$47,464	$323,543

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Net Income (Loss)	$243,565	$323,153
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(160,333)	(23,812)
Change in Fair Value of Derivative Instruments	50,977	20,840
Total Other Comprehensive (Loss) Income	(109,356)	(2,972)
Comprehensive Income (Loss)	134,209	320,181
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	457	2,053
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$133,752	$318,128

The accompanying notes are an integral part of these condensed consolidated financial statements

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2022	$758,771	290,550,440	$2,906	$4,409,051	$(3,359,876)	$(294,358)	$1,048	$73,428
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	24,462	129,518	1	24,461	—	—	—	—
Changes in equity related to noncontrolling interests	4,618	—	—	983	—	—	3,635	(983)
Parent cash dividends declared	(181,197)	—	—	—	(181,197)	—	—	—
Foreign currency translation adjustment	(186,919)	—	—	—	—	(186,828)	(91)	(867)
Change in fair value of derivative instruments	34,211	—	—	—	—	34,211	—	—
Net income (loss)	200,315	—	—	—	200,081	—	234	1,543
Noncontrolling interests equity contributions and related costs	(2,486)	—	—	(2,486)	—	—	—	21,547
Noncontrolling interests dividends	—	—	—	—	—	—	—	(711)
Balance, June 30, 2022	$651,775	290,679,958	$2,907	$4,432,009	$(3,340,992)	$(446,975)	$4,826	$93,957

SIX MONTHS ENDED JUNE 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	22,960	922,897	9	22,951	—	—	—	—
Changes in equity related to noncontrolling interests	2,626	—	—	(1,009)	—	—	3,635	1,009
Parent cash dividends declared	(362,220)	—	—	—	(362,220)	—	—	—
Foreign currency translation adjustment	(159,764)	—	—	—	—	(159,605)	(159)	(569)
Change in fair value of derivative instruments	50,977	—	—	—	—	50,977	—	—
Net income (loss)	242,614	—	—	—	242,380	—	234	951
Noncontrolling interests equity contributions and related costs	(2,486)	—	—	(2,486)	—	—	—	21,547
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,392)
Balance, June 30, 2022	$651,775	290,679,958	$2,907	$4,432,009	$(3,340,992)	$(446,975)	$4,826	$93,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2021	$959,707	288,727,747	$2,888	$4,347,151	$(3,083,421)	$(306,911)	$61,601
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	45,252	731,021	7	45,245	—	—	—
Parent cash dividends declared	(180,760)	—	—	—	(180,760)	—	—
Foreign currency translation adjustment	42,624	—	—	—	—	42,624	(81)
Change in fair value of derivative instruments	5,634	—	—	—	—	5,634	—
Net income (loss)	275,285	—	—	—	275,285	—	1,237
Noncontrolling interests dividends	—	—	—	—	—	—	(664)
Purchase of noncontrolling interests	—	—	—	—	—	—	2,567
Balance, June 30, 2021	$1,147,742	289,458,768	$2,895	$4,392,396	$(2,988,896)	$(258,653)	$64,660

SIX MONTHS ENDED JUNE 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	$59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	51,650	1,185,719	12	51,638	—	—	—
Change in equity related to redeemable noncontrolling interests	680	—	—	680	—	—	(680)
Parent cash dividends declared	(359,445)	—	—	—	(359,445)	—	—
Foreign currency translation adjustment	(23,600)	—	—	—	—	(23,600)	(212)
Change in fair value of derivative instruments	20,840	—	—	—	—	20,840	—
Net income (loss)	320,888	—	—	—	320,888	—	2,265
Noncontrolling interests equity contributions	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	(1,285)
Purchase of noncontrolling interests	—	—	—	—	—	—	2,567
Balance, June 30, 2021	$1,147,742	289,458,768	$2,895	$4,392,396	$(2,988,896)	$(258,653)	$64,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$243,565	$323,153
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	236,496	226,939
Amortization (includes amortization of deferred financing costs and discounts of $9,064 and $8,443 for the six months ended June 30, 2022 and 2021, respectively)	134,437	113,831
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	3,681	4,327
Stock-based compensation expense	31,597	33,652
(Benefit) provision for deferred income taxes	(18,491)	30,899
Loss on early extinguishment of debt	671	—
Gain on IPM divestment	—	(181,196)
(Gain) loss on disposal/write-down of property, plant and equipment, net	(51,954)	(133,386)
Loss associated with OSG deconsolidation	105,825	—
Gain associated with Clutter Transaction	(35,821)	—
Foreign currency transactions and other, net	(58,821)	2,727
(Increase) decrease in assets	(194,756)	(83,975)
(Decrease) increase in liabilities	(50,505)	52,231
Cash Flows from Operating Activities	345,924	389,202
Cash Flows from Investing Activities:
Capital expenditures	(330,220)	(295,586)
Cash paid for acquisitions, net of cash acquired	(718,657)	(35,723)
Acquisition of customer relationships	(148)	(3,641)
Customer inducements	(4,624)	(3,818)
Contract fulfillment costs	(33,951)	(29,023)
Investments in joint ventures and other investments	—	(63,135)
Net proceeds from IPM Divestment	—	213,878
Proceeds from sales of property and equipment and other, net	96,497	209,697
Cash Flows from Investing Activities	(991,103)	(7,351)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(5,351,720)	(1,620,167)
Proceeds from revolving credit facility, term loan facilities and other debt	6,255,829	1,763,597
Debt financing and equity contribution from noncontrolling interests	21,547	—
Debt repayment and equity distribution to noncontrolling interests	(1,392)	(1,285)
Repurchase of noncontrolling interest	—	(75,000)
Parent cash dividends	(364,223)	(359,824)
Net (payments) proceeds associated with employee stock-based awards	(8,636)	17,998
Other, net	(9,405)	3,742
Cash Flows from Financing Activities	542,000	(270,939)
Effect of Exchange Rates on Cash and Cash Equivalents	(7,903)	(47)
(Decrease) increase in Cash and Cash Equivalents	(111,082)	110,865
Cash and Cash Equivalents, Beginning of Period	255,828	205,063
Cash and Cash Equivalents, End of Period	$144,746	$315,928
Supplemental Information:
Cash Paid for Interest	$227,633	$217,687
Cash Paid for Income Taxes, Net	$57,135	$45,246
Non-Cash Investing and Financing Activities:
Financing Leases	$12,878	$13,775
Accrued Capital Expenditures	$98,210	$45,665
Deferred Purchase Obligation and Other	$276,017	$—
Dividends Payable	$188,556	$187,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	8

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
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 (our "Annual Report").
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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the six months ended June 30, 2022 is as follows:

Balance as of December 31, 2021	$62,009
Credit memos charged to revenue	26,091
Allowance for bad debts charged to expense	9,010
Deductions and other(1)	(41,395)
Balance as of June 30, 2022	$55,715
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable, allowances associated with businesses acquired and the impact associated with currency translation adjustments.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. INVENTORY
Inventories are stated at the lower of cost or net realizable value, based on a first-in, first-out methodology. Our inventory primarily consists of information technology-related assets including memory, central processing units, hard drives, adaptors and networking. All of our inventory is considered finished goods. Inventory is included as a component of Prepaid expenses and other in our Condensed Consolidated Balance Sheets. At June 30, 2022, we have inventory of approximately $22,400, net of related reserves for obsolete, excess and slow-moving inventory, which was acquired as part of the ITRenew Transaction (as defined in Note 3). We had no inventory as of December 31, 2021.
D. LEASES
We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021 are as follows:

DESCRIPTION	JUNE 30, 2022	DECEMBER 31, 2021
Assets:
Operating lease right-of-use assets	$2,512,377	$2,314,422
Financing lease right-of-use assets, net of accumulated depreciation(1)	261,762	298,049
Liabilities:
Current
Operating lease liabilities	$262,044	$259,597
Financing lease liabilities(1)	36,377	41,168
Long-term
Operating lease liabilities	$2,371,270	$2,171,472
Financing lease liabilities(1)	286,548	315,561
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and six months ended June 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2022	2021	2022	2021
Operating lease cost(1)	$139,863	$135,086	$283,393	$267,761
Financing lease cost:
Depreciation of financing lease right-of-use assets	$10,578	$12,408	$22,032	$25,056
Interest expense for financing lease liabilities	4,359	4,910	9,037	9,885
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $28,788 and $59,296 for the three and six months ended June 30, 2022, respectively, and $29,219 and $57,587 for the three and six months ended June 30, 2021, respectively.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2022 and 2021 is as follows:

	SIX MONTHS ENDED JUNE 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2022	2021
Operating cash flows used in operating leases	$200,958	$192,039
Operating cash flows used in financing leases (interest)	9,037	9,885
Financing cash flows used in financing leases	20,084	23,656
NON-CASH ITEMS:
Operating lease modifications and reassessments	$67,699	$63,047
New operating leases (including acquisitions and sale-leaseback transactions)	382,890	210,881

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. GOODWILL
Our reporting units as of December 31, 2021 are described in detail in Note 2.k. to Notes to Consolidated Financial Statements included in our Annual Report. During the second quarter of 2022, as a result of the realignment of our global managerial structure, we reassessed the composition of our reportable segments (see Note 9 for a description and definition of our reportable segments) as well as our reporting units.

We note the following changes to our reporting units as a result of the reassessment described above:
•our former Europe RIM reporting unit is now managed as two separate reporting units: (1) our Middle East, North Africa and Turkey ("MENAT") businesses will comprise our "MENAT RIM" reporting unit and (2) our other businesses in Europe and South Africa ("ESA") will comprise our “ESA RIM” reporting unit;
•our former ANZ RIM and Asia RIM reporting units are now managed as one "APAC RIM" reporting unit; and
•our asset lifecycle management ("ALM") business, which includes our legacy secure IT asset disposition business (which was primarily previously included in our North America RIM reporting unit) and the business acquired through our acquisition of Intercept Parent, Inc. ("ITRenew"), will comprise our newly formed "ALM" reporting unit.

There were no changes to our Latin America RIM, Global Data Center and Fine Arts reporting units. We have reassigned goodwill associated with the reporting units impacted by the reorganization on a relative fair value basis, where appropriate. The fair value of each of our new reporting units was determined based on the application of a combined weighted average approach of preliminary fair value multiples of revenue and earnings and discounted cash flow techniques. These fair values represent our best estimate and preliminary assessment of goodwill allocations to each of the new reporting units on a relative fair value basis. We have completed an interim goodwill impairment analysis before and after the reporting unit changes, and we have concluded that the goodwill associated with each of our reporting units was not impaired.
The goodwill associated with acquisitions completed during the six months of 2022 (as described in Note 3) has been incorporated into our current reporting units.
The changes in the carrying value of goodwill attributable to each reportable segment for the six months ended June 30, 2022 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2021	$3,976,261	$426,074	$61,196	$4,463,531
Non-tax deductible goodwill acquired during the period	696	—	581,195	581,891
Goodwill reallocation due to the change in reportable segments(1)	(3,409)	—	3,409	—
Fair value and other adjustments(2)	(12,247)	—	384	(11,863)
Currency effects	(97,746)	(10,569)	(1,553)	(109,868)
Goodwill balance, net of accumulated amortization as of June 30, 2022	$3,863,555	$415,505	$644,631	$4,923,691
Accumulated goodwill impairment balance as of June 30, 2022	$132,409	$—	$26,011	$158,420
(1)For additional information regarding the changes that were made to our reportable segments in the second quarter of 2022, see Note 9.
(2)This amount represents an adjustment to goodwill as a result of the deconsolidation of certain businesses, as described in Note 2.l.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2022 and December 31, 2021 are as follows:

		FAIR VALUE MEASUREMENTS AT JUNE 30, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT JUNE 30, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$7,164	$—	$7,164	$—
Time Deposits	1,397	—	1,397	—
Trading Securities	10,597	10,531	66	—
Derivative Assets	53,654	—	53,654	—
Deferred Purchase Obligation (as defined in Note 3)	275,100	—	—	275,100

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$101,022	$—	$101,022	$—
Time Deposits	2,238	—	2,238	—
Trading Securities	11,147	11,062	85	—
Derivative Assets	11,021	—	11,021	—
Derivative Liabilities	8,344	—	8,344	—
There were no material items that are measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021, other than (i) those disclosed in Note 2.o. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) assets acquired and liabilities assumed through the ITRenew Transaction (as defined and described in Note 3), (iii) our investment in the Clutter JV (as defined in Note 4), and (iv) the fair value of our retained investment of our deconsolidated businesses (as described in Note 2.l.), all of which are based on Level 3 inputs. The fair value of the Deferred Purchase Obligation associated with the ITRenew Transaction was determined utilizing a Monte-Carlo model and takes into account our forecasted projections as it relates to the underlying performance of the business. There were no significant changes to the inputs to the model as of June 30, 2022.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in accumulated other comprehensive items, net for the three and six months ended June 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED JUNE 30, 2022			THREE MONTHS ENDED JUNE 30, 2021
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(313,801)	$19,443	$(294,358)	$(272,414)	$(34,497)	$(306,911)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(186,828)	—	(186,828)	42,624	—	42,624
Change in fair value of derivative instruments	—	34,211	34,211	—	5,634	5,634
Total other comprehensive (loss) income	(186,828)	34,211	(152,617)	42,624	5,634	48,258
End of Period	$(500,629)	$53,654	$(446,975)	$(229,790)	$(28,863)	$(258,653)

	SIX MONTHS ENDED JUNE 30, 2022			SIX MONTHS ENDED JUNE 30, 2021
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(341,024)	$2,677	$(338,347)	$(206,190)	$(49,703)	$(255,893)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(159,605)	—	(159,605)	(23,600)	—	(23,600)
Change in fair value of derivative instruments	—	50,977	50,977	—	20,840	20,840
Total other comprehensive (loss) income	(159,605)	50,977	(108,628)	(23,600)	20,840	(2,760)
End of Period	$(500,629)	$53,654	$(446,975)	$(229,790)	$(28,863)	$(258,653)

H. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, "Contract Fulfillment Costs"). Contract Fulfillment Costs as of June 30, 2022 and December 31, 2021 are as follows:

	JUNE 30, 2022			DECEMBER 31, 2021
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$67,334	$(44,086)	$23,248	$71,336	$(42,678)	$28,658
Commissions asset	130,277	(55,952)	74,325	114,791	(50,553)	64,238

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	14

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	JUNE 30, 2022	DECEMBER 31, 2021
Deferred revenue - Current	Deferred revenue	$302,494	$307,470
Deferred revenue - Long-term	Other Long-term Liabilities	33,308	33,691
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification ("ASC") No. 842 ("ASC 842"), Leases, as amended. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three and six months ended June 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Storage rental revenue(1)	$89,768	$71,237	$177,219	$138,394
(1)Revenue associated with power and connectivity included within storage rental revenue was $30,713 and $59,031 for the three and six months ended June 30, 2022, respectively, and $14,561 and $27,694 for the three and six months ended June 30, 2021, respectively.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, the "Employee Stock-Based Awards").
2022 RETIREMENT ELIGIBLE CRITERIA
For our Employee Stock-Based Awards made on or after March 1, 2022, we have included the following retirement provision:
•Upon an award recipient's retirement on or after attaining age 55 with at least five years of service, if the sum of (i) the award recipient’s age at retirement and (ii) the award recipient’s years of service with us totals at least 65, the award recipient is entitled to continued vesting of any outstanding Employee Stock-Based Awards, provided that their retirement occurs on or after a minimum of six months from the grant date (the "Retirement Criteria").
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
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and six months ended June 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Stock-based compensation expense	$20,256	$22,699	$31,597	$33,652
As of June 30, 2022, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $69,595.
RESTRICTED STOCK UNITS AND PERFORMANCE UNITS
The fair value of RSUs and earned PUs that vested during the three and six months ended June 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Fair value of RSUs vested	$3,144	$3,118	$21,559	$22,979
Fair value of earned PUs that vested	—	235	4,346	5,826

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships. Total Acquisition and Integration Costs is $16,878 and $32,539 for the three and six months ended June 30, 2022, respectively, and $2,277 for both the three and six months ended June 30, 2021.
K. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Consolidated (gain) loss on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022(1)	2021(2)	2022(1)	2021(2)
(Gain) Loss on disposal/write-down of property, plant and equipment, net	$(51,249)	$(128,935)	$(51,954)	$(133,386)
(1) The gains for the three and six months ended June 30, 2022 primarily consisted of gains of approximately $49,000 associated with the sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States, as part of our program to monetize a portion of our industrial assets. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report.
(2)    The gains for the three and six months ended June 30, 2021 primarily consisted of gains of approximately $127,400 associated with the sale-leaseback transactions of five facilities in the United Kingdom, as part of our program to monetize a small portion of our industrial assets. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report.
L. OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net for the three and six months ended June 30, 2022 and 2021 consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2022	2021	2022	2021
Foreign currency transaction (gains) losses, net(1)	$(55,039)	$4,729	$(68,240)	$7,043
Debt extinguishment expense	—	—	671	—
Other, net(2)(3)	13,822	(190,959)	82,253	(188,560)
Other (Income) Expense, Net	$(41,217)	$(186,230)	$14,684	$(181,517)
(1)We recognized net foreign currency transaction gains of $55,039 and $68,240 for the three and six months ended June 30, 2022, respectively. These gains primarily consist of the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105,800 associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and subsequent remeasurement of the retained investment to fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. The loss was partially offset by a gain recorded in the first quarter of 2022 of approximately $35,800 associated with the Clutter Transaction (as defined in Note 4).
(3)Other, net for the three and six months ended June 30, 2021 is primarily comprised of (a) a gain of approximately $181,200 associated with our IPM Divestment (as defined and discussed in Note 4 to Notes to Consolidated Financial Statements included in our Annual Report) and (b) a gain of approximately $20,300 associated with the loss of control and related deconsolidation, as of May 18, 2021 of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
M. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three and six months ended June 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022(1)	2021(2)	2022(1)	2021(2)
Effective Tax Rate	8.2%	28.5%	10.4%	27.9%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2022 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, there were gains and losses recorded in Other expense (income), net and Gain (loss) on disposal/write-down of property, plant and equipment net, during the period for which there was an insignificant tax impact. During the first quarter of 2022, there was also a release of valuation allowances on deferred tax assets of our U.S. taxable REIT subsidiaries ("TRS") of approximately $9,900 as a result of the ITRenew Transaction.
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
N. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Net Income (Loss)	$201,858	$276,522	$243,565	$323,153
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,777	1,237	1,185	2,265
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$200,081	$275,285	$242,380	$320,888
Weighted-average shares—basic	290,756,000	289,247,000	290,542,000	289,001,000
Effect of dilutive potential stock options	1,249,262	641,888	1,122,444	349,163
Effect of dilutive potential RSUs and PUs	481,972	1,190,357	501,975	953,104
Weighted-average shares—diluted	292,487,234	291,079,245	292,166,419	290,303,267
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.69	$0.95	$0.83	$1.11
Diluted	$0.68	$0.95	$0.83	$1.11
Antidilutive stock options, RSUs and PUs, excluded from the calculation	234,085	381,900	494,833	2,544,984

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in ITRenew at an agreed upon purchase price of $725,000, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid $748,846 and acquired $30,720 of cash on hand, for a net purchase price of $718,126 for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200,000 and no more than $531,000 (the "Deferred Purchase Obligation"). The maximum amount of the Deferred Purchase Obligation would require achievement of the targeted performance metrics at approximately two times the level that is assumed in our current fair value estimate of the Deferred Purchase Obligation of $275,100. From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Condensed Consolidated Balance Sheet at June 30, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation will be included as a component of Other expense (income), net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid. ITRenew is presented in Corporate and Other Business (as disclosed in Note 9) and primarily operates in the United States.
PRO FORMA FINANCIAL INFORMATION
The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of Iron Mountain and ITRenew on a pro forma basis as if the ITRenew Transaction had occurred on January 1, 2021. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021. The Pro Forma Financial Information, for the periods presented, includes purchase accounting adjustments (including amortization of acquired customer and supplier intangible assets and depreciation of acquired property, plant and equipment) and related tax effects. Through June 30, 2022, we and ITRenew collectively incurred $59,370 of operating expenditures to complete the ITRenew Transaction (including advisory and professional fees required to complete the ITRenew Transaction). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2021.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Total Revenues	$1,289,534	$1,239,034	$2,555,554	$2,441,010
Income from Continuing Operations	$201,858	$275,988	$243,696	$270,605
In addition to our acquisition of ITRenew, we completed one additional acquisition during the first six months of 2022. The Pro Forma Financial Information does not reflect this acquisition due to the insignificant impact of the acquisition on our consolidated results of operations.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS (CONTINUED)
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2022 acquisitions through June 30, 2022 is as follows:

SIX MONTHS ENDED JUNE 30, 2022
Cash Paid (gross of cash acquired)(1)	$749,596
Deferred Purchase Obligation and Other(2)	276,017
Total Consideration	1,025,613
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	30,720
Accounts Receivable, Prepaid Expenses and Other Assets	71,838
Property, Plant and Equipment	7,600
Customer and Supplier Relationship Intangible Assets(3)	488,080
Other Intangible Assets(3)	47,300
Operating Lease Right-of-Use Assets	30,395
Accounts Payable, Accrued Expenses and Other Liabilities	(60,256)
Operating Lease Liabilities	(30,395)
Deferred Income Taxes	(141,560)
Total Fair Value of Identifiable Net Assets Acquired	443,722
Goodwill Initially Recorded(4)	$581,891
(1)Cash paid for acquisitions, net of cash acquired in our Condensed Consolidated Statement of Cash Flows includes contingent and other payments received of $219 for the six months ended June 30, 2022 related to acquisitions made in the years prior to 2022.
(2)At June 30, 2022, we included approximately $275,100 in Other long-term liabilities related to the fair value estimate of the Deferred Purchase Obligation for the Remaining Interests. Deferred Purchase Obligation and Other also includes $917 of purchase price associated with the acquisition of a records and information management business completed in 2022.
(3)The preliminary weighted average life of the intangible assets acquired in the ITRenew Transaction is approximately 11 years. Intangible assets are included as a component of Other assets, net in our Condensed Consolidated Balance Sheets.
(4)Goodwill is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.
The preliminary purchase price allocations that are not finalized as of June 30, 2022 relate to the final assessment of the fair values of intangible assets (primarily customer and supplier relationship intangible assets) and property, plant and equipment associated with the acquisitions we closed in 2022. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the six months ended June 30, 2022 were not material to our results from operations.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. INVESTMENTS
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. ("Clutter") pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV and Clutter’s shareholders contributed their ownership interests in Clutter to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35,800, which was recorded to Other, net, a component of Other expense (income), net during the first quarter of 2022.
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at June 30, 2022 and December 31, 2021 are as follows:

	JUNE 30, 2022		DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Joint venture with Web Werks India Private Limited	$51,427	38.50%	$51,140	38.50%
Joint venture with AGC Equity Partners (the "Frankfurt JV")	26,798	20.00%	26,167	20.00%
MakeSpace JV	—	—%	30,154	49.99%
Clutter JV	60,984	26.73%	—	—%
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of June 30, 2022, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2024. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
We have designated these interest rate swap agreements as cash flow hedges. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. These cross-currency swap agreements expire in August 2023 ("August 2023 Cross-Currency Swap Agreements").
In September 2020, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $359,200 at an interest rate of 4.5% for 300,000 Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements were set to expire in February 2026. In May 2022, these cross-currency swaps were amended ("February 2026 Cross-Currency Swap Agreements"). Under the terms of the February 2026 Cross-Currency Swap Agreements, we notionally exchanged approximately $359,200 at an interest rate of 4.5% for approximately 340,500 Euros at a weighted average interest rate of approximately 1.2%. These February 2026 Cross-Currency Swap Agreements are set to expire in February 2026.
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
Assets (liabilities) recognized in our Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	JUNE 30, 2022	DECEMBER 31, 2021
Cash Flow Hedges(2)
Interest Rate Swap Agreements	$7,722	$(7,680)
Net Investment Hedges(3)
August 2023 Cross-Currency Swap Agreements	6,167	(664)
February 2026 Cross-Currency Swap Agreements	39,765	11,021
(1)Our derivative assets are included as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2022, $53,654 is included within Other assets. As of December 31, 2021, $11,021 is included within Other assets, $2,082 is included within Accrued expense and other current liabilities and $6,262 is included within Other long-term liabilities.
(2)As of June 30, 2022, cumulative net gains of $7,722 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of June 30, 2022, cumulative net gains of $45,932 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements.
Unrealized gains (losses) recognized during the three and six months ended June 30, 2022 and 2021, by derivative instrument, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS(1)	2022	2021	2022	2021
Cash Flow Hedges
Interest Rate Swap Agreements	$3,932	$1,795	$15,402	$5,996
Net Investment Hedges
August 2023 Cross-Currency Swap Agreements	5,948	(1,473)	6,831	3,278
February 2026 Cross-Currency Swap Agreements	24,331	5,312	28,744	11,566
(1)These amounts are recognized as unrealized gains (losses), a component of Accumulated other comprehensive items, net.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	JUNE 30, 2022				DECEMBER 31, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility	$578,000	$(9,006)	$568,994	$578,000	$—	$(5,174)	$(5,174)	$—
Term Loan A	246,875	—	246,875	246,875	203,125	—	203,125	203,125
Term Loan B	669,460	(4,371)	665,089	670,250	672,847	(4,995)	667,852	675,500
Australian Dollar Term Loan (the "AUD Term Loan")	207,221	(519)	206,702	207,221	223,182	(656)	222,526	223,530
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")	170,057	(334)	169,723	170,057	189,168	(709)	188,459	189,168
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	485,875	(3,058)	482,817	436,996	540,481	(3,912)	536,569	542,508
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(1)	1,000,000	(7,465)	992,535	895,000	1,000,000	(8,176)	991,824	1,030,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(1)	825,000	(6,790)	818,210	738,375	825,000	(7,380)	817,620	862,125
5% Senior Notes due 2028 (the "5% Notes due 2028")(1)	500,000	(4,401)	495,599	442,500	500,000	(4,763)	495,237	513,750
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(1)	1,000,000	(10,488)	989,512	850,000	1,000,000	(11,211)	988,789	1,022,500
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(1)	1,300,000	(12,159)	1,287,841	1,118,000	1,300,000	(12,911)	1,287,089	1,355,250
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(1)	1,100,000	(10,782)	1,089,218	888,250	1,100,000	(11,404)	1,088,596	1,094,500
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(13,164)	736,836	607,500	750,000	(13,782)	736,218	767,813
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(1)	600,000	(5,856)	594,144	507,000	600,000	(6,147)	593,853	637,500
Real Estate Mortgages, Financing Lease Liabilities and Other	423,934	(706)	423,228	423,934	460,648	(840)	459,808	460,648
Accounts Receivable Securitization Program	313,200	(607)	312,593	313,200	—	(450)	(450)	—
Total Long-term Debt	10,169,622	(89,706)	10,079,916		9,364,451	(92,510)	9,271,941
Less Current Portion	(86,790)	—	(86,790)		(310,084)	656	(309,428)
Long-term Debt, Net of Current Portion	$10,082,832	$(89,706)	$9,993,126		$9,054,367	$(91,854)	$8,962,513
(1) Collectively, the "Parent Notes".
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2022 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2021 (which are disclosed in our Annual Report).

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A (the "Term Loan A") and a term loan B (the "Term Loan B"). On March 18, 2022, we entered into an amendment to the Credit Agreement, which included the following changes:
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
On March 18, 2022, we borrowed the full amount of the Term Loan A. As of June 30, 2022, we had $578,000, $246,875 and $670,250 of outstanding borrowings under the Revolving Credit Facility, Term Loan A and Term Loan B, respectively. In addition, we also had various outstanding letters of credit totaling $3,831. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2022 was $1,668,169 (which represents the maximum availability as of such date). Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder, subject to a cap contained therein.
The average interest rate in effect under the Credit Agreement was 3.4% and 1.9% as of June 30, 2022 and December 31, 2021, respectively.

REVOLVING CREDIT FACILITY $2,250,000	TERM LOAN A $250,000	TERM LOAN B $700,000
Outstanding borrowings $578,000	Aggregate outstanding principal amount $246,875	Aggregate outstanding principal amount $670,250

3.4% Interest rate	3.4% Interest rate	3.5% Interest rate
As of June 30, 2022	As of June 30, 2022	As of June 30, 2022

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

The interest rate in effect under the AUD Term Loan was 5.5% and 4.0% as of June 30, 2022 and
December 31, 2021, respectively.
OUTSTANDING BORROWINGS AU$303,965 INTEREST RATE 5.5% As of June 30, 2022

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	24

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 29, 2022, we amended the Accounts Receivable Securitization Program to (i) increase the maximum borrowing capacity from $300,000 to $325,000, with an option to increase the borrowing capacity to $400,000, (ii) change the interest rate under Accounts Receivable Securitization Program from LIBOR plus 1.0% to SOFR plus 0.95%, with a credit spread adjustment of 0.10% and (iii) extend the maturity date from July 1, 2023 to July 1, 2025, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
MAXIMUM AMOUNT $325,000 OUTSTANDING BORROWING $313,200 INTEREST RATE 2.6% As of June 30, 2022

CASH POOLING
We currently utilize four separate cash pooling arrangements. We utilize two separate cash pooling arrangements with Bank Mendes Gans ("BMG"), one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries ("QRS") (the "BMG QRS Cash Pool") and the other for our TRSs (the "BMG TRS Cash Pool"). We utilize two separate cash pooling arrangements with JP Morgan Chase Bank, N.A. ("JPM"), one of which we utilize to manage global liquidity requirements for our QRSs in the Asia Pacific region (the "JPM QRS Cash Pool") and the other for our TRSs in the Asia Pacific region (the "JPM TRS Cash Pool") (collectively, the "JPM Cash Pools").
The approximate amount of the net cash position for our cash pools and the approximate amount of the gross position and outstanding debit balances for each of these pools as of June 30, 2022 and December 31, 2021 are as follows:

	JUNE 30, 2022			DECEMBER 31, 2021
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
BMG QRS Cash Pool	$586,400	$(583,200)	$3,200	$552,900	$(552,100)	$800
BMG TRS Cash Pool	542,700	(541,300)	1,400	606,000	(603,900)	2,100
JPM QRS Cash Pool	17,100	(16,900)	200	9,400	(9,200)	200
JPM TRS Cash Pool	20,800	(20,000)	800	12,000	(9,900)	2,100
The net cash position balances as of June 30, 2022 and December 31, 2021 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.
LETTERS OF CREDIT
As of June 30, 2022, we had outstanding letters of credit totaling $37,272, of which $3,831 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between September 2022 and January 2033.
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

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2022 and December 31, 2021. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.
7. COMMITMENT AND CONTINGENCIES
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
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2021 and the six months ended June 30, 2022, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2021	$0.6185	March 15, 2021	$178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
August 5, 2021	0.6185	September 15, 2021	179,080	October 6, 2021
November 4, 2021	0.6185	December 15, 2021	179,132	January 6, 2022
February 24, 2022	0.6185	March 15, 2022	179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
On August 4, 2022, we declared a dividend to our stockholders of record as of September 15, 2022 of $0.6185 per share, payable on October 4, 2022.
9. SEGMENT INFORMATION
In the second quarter of 2022, as a result of the realignment of our global managerial structure, we reassessed the composition of our reportable segments and note that (i) our Entertainment Services offerings are now managed as part of our Global Records and Information Management ("Global RIM") Business segment; (ii) certain commercial costs that were previously managed as part of Corporate and Other Business are now managed as part of our Global RIM Business segment; and (iii) our ALM services, which includes our legacy secure IT disposition business and our business acquired from ITRenew, are now managed as a separate operating segment that is included in Corporate and Other Business. Our reportable segments are described in more detail below, and previously reported segment information has been restated to reflect the changes described above.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	26

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
(1)Global RIM Business includes several distinct offerings:
(i)Records Management, which stores physical records and provides healthcare information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents (collectively, "Records Management") for customers in 59 countries around the globe.
(ii)Data Management, which provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection & Recovery"); server and computer backup services; and related services offerings, (collectively, "Data Management").
(iii)Global Digital Solutions, which develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information.
(iv)Secure Shredding, which includes the scheduled pick-up of office records that customers accumulate in specially designed secure containers we provide and is a natural extension of our hardcopy records management operations, completing the lifecycle of a record. Through a combination of shredding facilities and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers.
(v)Entertainment Services, which includes entertainment and media services which help industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets.
(vi)Consumer Storage, which provides on-demand, valet storage for consumers ("Consumer Storage") in markets across North America through a strategic partnership that utilizes data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.
(2)Global Data Center Business, which provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure, reliable and flexible data center options.
(3) Corporate and Other Business consists primarily of our Fine Arts and ALM businesses and other corporate items.
(i) Fine Arts provides technical expertise in the handling, installation and storing of art.
(ii) ALM provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning and disposition or sale of IT hardware and component assets. ALM services are enabled by: secure logistics and chain of custody practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. Our ALM services focus on protecting and eradicating customer data while maintaining strong, auditable and transparent chain of custody practices.
Corporate and Other Business also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.
The operations associated with acquisitions completed during the first six months of 2022 have been incorporated as detailed above.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	27

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 and 2021 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
As of and for the Three Months Ended June 30, 2022
Total Revenues	$1,070,476	$100,088	$118,970	$1,289,534
Adjusted EBITDA	469,368	42,307	(56,969)	454,706
As of and for the Three Months Ended June 30, 2021
Total Revenues	$996,324	$76,977	$46,455	$1,119,756
Adjusted EBITDA	423,940	33,432	(51,741)	405,631
As of and for the Six Months Ended June 30, 2022
Total Revenues	$2,119,367	$197,075	$221,138	$2,537,580
Adjusted EBITDA	918,163	84,284	(116,747)	885,700
As of and for the Six Months Ended June 30, 2021
Total Revenues	$1,973,242	$148,085	$80,469	$2,201,796
Adjusted EBITDA	827,373	63,864	(105,041)	786,196

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	28

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Adjusted EBITDA for each segment is defined as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring Charges •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three and six months ended June 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Net Income (Loss)	$201,858	$276,522	$243,565	$323,153
Add/(Deduct):
Interest expense, net	115,057	105,220	229,499	209,642
Provision (benefit) for income taxes	18,083	110,416	28,163	125,056
Depreciation and amortization	178,254	166,685	361,869	332,327
Acquisition and Integration Costs	16,878	2,277	32,539	2,277
Restructuring Charges	—	39,443	—	79,254
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(51,249)	(128,935)	(51,954)	(133,386)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(46,103)	(189,605)	7,412	(187,484)
Stock-based compensation expense	20,256	22,536	31,597	33,269
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,672	1,072	3,010	2,088
Adjusted EBITDA	$454,706	$405,631	$885,700	$786,196

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	29

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three and six months ended June 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Global RIM Business
Records Management(1)	$818,993	$765,818	$1,621,546	$1,517,941
Data Management(1)	124,394	133,876	258,050	268,741
Information Destruction(1)(2)	127,089	96,630	239,771	186,560
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	100,088	76,977	197,075	148,085
Corporate and Other Business
Records Management(1)	$36,141	$34,210	$68,039	$61,397
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	82,829	12,245	153,099	19,072
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$855,134	$800,028	$1,689,585	$1,579,338
Data Management(1)	124,394	133,876	258,050	268,741
Information Destruction(1)(2)(3)	209,918	108,875	392,870	205,632
Data Center(1)	100,088	76,977	197,075	148,085
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service revenues, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
(3)Includes product revenue from ITRenew.
10. RELATED PARTIES
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we will earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the "Frankfurt JV Agreements"). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Center Business segment. During the three and six months ended June 30, 2022, we recognized revenue of approximately $5,700 and $12,800, respectively, and during the three and six months ended June 30, 2021, we recognized revenue of approximately $800 and $1,900, respectively, associated with the Frankfurt JV Agreements.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	30

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RELATED PARTIES (CONTINUED)
In March 2019, in connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement"). In February 2022, in connection with the formation of the Clutter JV, we terminated the MakeSpace Agreement and entered into a storage and service agreement with the Clutter JV to provide certain storage and related services to the Clutter JV (the "Clutter Agreement"). Revenues and expenses associated with the MakeSpace Agreement and Clutter Agreement are presented as a component of our Global RIM Business segment. During the three and six months ended June 30, 2022, we recognized revenue of approximately $7,400 and $14,400, respectively, and during the three and six months ended June 30, 2021, we recognized revenue of approximately $8,100 and $15,600, respectively, associated with the MakeSpace Agreement and Clutter Agreement.
11. PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”) which we completed as of December 31, 2021.
The implementation of Project Summit resulted in total operating expenditures (“Restructuring Charges”) of approximately $450,000 that primarily consisted of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. As Project Summit was completed as of December 31, 2021, there were no Restructuring Charges for the three and six months ended June 30, 2022. Total Restructuring Charges for the three and six months ended June 30, 2021 was $39,443 and $79,254, respectively, and consisted of (i) employee severance costs of $3,921 and $7,729, respectively, and (ii) professional fees and other costs of $35,522 and $71,525, respectively.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	31

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2022, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2022 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes," "expects," "anticipates," "estimates", "plans", "intends", "pursue", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
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
•the impact of attacks on our internal information technology ("IT") systems, including the impact of such incidents on our reputation and ability to compete and any litigation or disputes that may arise in connection with such incidents;
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
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption "Risk Factors" in Part I, Item 1A of our Annual Report.
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	32

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six months ended June 30, 2022 within each section. Trends and changes that are consistent for both the three and six month periods are not repeated and are discussed on a year to date basis only.
PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives ("Project Summit") which we completed as of December 31, 2021. Project Summit has improved annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021, of which approximately $160.0 million and $165.0 million were realized in 2021 and 2020, respectively, with the remainder to come in 2022.
ACQUISITION OF ITRENEW
On January 25, 2022, in order to expand our asset lifecycle management ("ALM") operations, we acquired an approximately 80% interest in Intercept Parent, Inc. ("ITRenew"). From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. ITRenew is presented in Corporate and Other Business and primarily operates in the United States. See Acquisitions within the Liquidity and Capital Resources section below for additional information.
DIVESTMENTS AND DECONSOLIDATIONS
IPM DIVESTMENT
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $215.4 million (the "IPM Divestment"). We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of operating income (loss) in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and the cash flows associated with this business is presented as a component of cash flows from operations in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021. Our IPM business represented approximately $6.0 million and $14.2 million of total revenues and approximately $2.5 million and $6.8 million of total net income for the three and six months ended June 30, 2021, respectively.
DECONSOLIDATIONS
On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105.8 million associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and subsequent remeasurement of the retained investment to fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of operating income (loss) in our Condensed Consolidated Statements of Operations through the date of deconsolidation and the cash flows associated with these businesses are presented as a component of cash flows from operations in our Condensed Consolidated Statements of Cash Flows through the date of the deconsolidation. These businesses represented approximately $44.9 million of total revenues and $7.2 million of total net income for the year ended December 31, 2021.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	33

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
•We expect the impact of a stronger US dollar to create headwinds on reported total revenue and Adjusted EBITDA growth against prior periods through the remainder of 2022 and into 2023.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the six months ended June 30, 2022 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

17%
Product Cost of Sales and Other
37%
Labor
7%
Transportation
39%
Facilities

26%
Sales, Marketing and Account Management
74%
General, Administrative and Other

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below) •Restructuring Charges (as defined below) •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable segments under "Results of Operations – Segment Analysis" below.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	34

Part I. Financial Information

Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating income, net income (loss) or cash flows from operating activities (as determined in accordance with GAAP).
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Net Income (Loss)	$201,858	$276,522	$243,565	$323,153
Add/(Deduct):
Interest expense, net	115,057	105,220	229,499	209,642
Provision (benefit) for income taxes	18,083	110,416	28,163	125,056
Depreciation and amortization	178,254	166,685	361,869	332,327
Acquisition and Integration Costs(1)	16,878	2,277	32,539	2,277
Restructuring Charges(2)	—	39,443	—	79,254
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(51,249)	(128,935)	(51,954)	(133,386)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(46,103)	(189,605)	7,412	(187,484)
Stock-based compensation expense	20,256	22,536	31,597	33,269
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,672	1,072	3,010	2,088
Adjusted EBITDA	$454,706	$405,631	$885,700	$786,196
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
(2) Represent operating expenses associated with the implementation of Project Summit that primarily consisted of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	35

Part I. Financial Information

ADJUSTED EPS
We define Adjusted EPS as reported earnings per share fully diluted from net income (loss) attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

EXCLUDED
•Acquisition and Integration Costs
•Restructuring Charges
•Amortization related to the write-off of certain customer relationship intangible assets
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)
•Other (income) expense, net •Stock-based compensation expense •Tax impact of reconciling items and discrete tax items

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.68	$0.95	$0.83	$1.11
Add/(Deduct):
Acquisition and Integration Costs	0.06	0.01	0.11	0.01
Restructuring Charges	—	0.14	—	0.27
Amortization related to the write-off of certain customer relationship intangible assets	—	—	0.02	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.18)	(0.44)	(0.18)	(0.46)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.16)	(0.65)	0.03	(0.65)
Stock-based compensation expense	0.07	0.08	0.11	0.11
Tax impact of reconciling items and discrete tax items(1)	(0.03)	0.31	(0.07)	0.30
Net Income (Loss) Attributable to Noncontrolling Interests	0.01	—	—	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.46	$0.38	$0.85	$0.70
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2022 and 2021 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2022 and 2021 was 16.5% and 16.2%, respectively. The Tax Impact of Reconciling Items and Discrete Tax Items is calculated using the current quarter's estimate of the annual structural tax rate for the full year. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	36

Part I. Financial Information

FFO (NAREIT) AND FFO (NORMALIZED)
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("Nareit") as net income (loss) excluding depreciation on real estate assets, losses and gains on sale of real estate, net of tax, and amortization of data center leased-based intangibles and adjusting for our share of reconciling items from our unconsolidated joint ventures from FFO ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss).
Although Nareit has published a definition of FFO, we modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring Charges •(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other (income) expense, net	•Stock-based compensation expense •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Net Income (Loss)	$201,858	$276,522	$243,565	$323,153
Add/(Deduct):
Real estate depreciation	75,008	74,784	154,341	150,831
(Gain) loss on sale of real estate, net of tax	(48,978)	(102,476)	(48,764)	(106,781)
Data center lease-based intangible assets amortization	4,040	10,482	8,163	20,965
FFO (Nareit)	231,928	259,312	357,305	388,168
Add/(Deduct):
Acquisition and Integration Costs	16,878	2,277	32,539	2,277
Restructuring Charges	—	39,443	—	79,254
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(2,270)	(1,076)	(3,189)	(1,222)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(46,103)	(189,605)	7,412	(187,484)
Stock-based compensation expense	20,256	22,536	31,597	33,269
Real estate financing lease depreciation	3,427	3,515	7,207	7,051
Tax impact of reconciling items and discrete tax items(2)	(8,250)	63,570	(20,876)	60,494
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	374	(9)	354	(13)
FFO (Normalized)	$216,240	$199,963	$412,349	$381,794
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.l. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(0.2) million and $(10.2) million for the three and six months ended June 30, 2022, respectively, and $13.3 million and $14.4 million for the three and six months ended June 30, 2021, respectively.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	37

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
Further detail regarding our critical accounting estimates can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2021. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding the reassessment of the composition of our reporting units as a result of the realignment of our global managerial structure during the second quarter of 2022.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Revenues	$1,289,534	$1,119,756	$169,778	15.2%
Operating Expenses	995,753	813,828	181,925	22.4%
Operating Income	293,781	305,928	(12,147)	(4.0)%
Other Expenses, Net	91,923	29,406	62,517	212.6%
Net Income (Loss)	201,858	276,522	(74,664)	(27.0)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,777	1,237	540	43.7%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$200,081	$275,285	$(75,204)	(27.3)%
Adjusted EBITDA(1)	$454,706	$405,631	$49,075	12.1%
Adjusted EBITDA Margin(1)	35.3%	36.2%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Revenues	$2,537,580	$2,201,796	$335,784	15.3%
Operating Expenses	2,021,669	1,725,462	296,207	17.2%
Operating Income	515,911	476,334	39,577	8.3%
Other Expenses, Net	272,346	153,181	119,165	77.8%
Net Income (Loss)	243,565	323,153	(79,588)	(24.6)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,185	2,265	(1,080)	(47.7)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$242,380	$320,888	$(78,508)	(24.5)%
Adjusted EBITDA(1)	$885,700	$786,196	$99,504	12.7%
Adjusted EBITDA Margin(1)	34.9%	35.7%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	38

Part I. Financial Information

REVENUES
Consolidated revenues consist of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$753,126	$718,272	$34,854	4.9%	7.8%	8.2%	(0.4)%
Service	536,408	401,484	134,924	33.6%	37.6%	21.1%	16.5%
Total Revenues	$1,289,534	$1,119,756	$169,778	15.2%	18.5%	12.8%	5.7%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,504,196	$1,426,328	$77,868	5.5%	7.8%	8.0%	(0.2)%
Service	1,033,384	775,468	257,916	33.3%	36.5%	19.2%	17.3%
Total Revenues	$2,537,580	$2,201,796	$335,784	15.3%	17.9%	12.0%	5.9%
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
TOTAL REVENUES
For the six months ended June 30, 2022, the increase in reported consolidated revenue was primarily driven by organic storage rental revenue growth and organic service revenue growth and the impact of acquisitions, primarily ITRenew. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the six months ended June 30, 2022 by 2.6% compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported consolidated storage rental revenue and reported service revenues for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 2.0% increase in total global volume excluding deconsolidations (also excluding acquisitions, total global volume increased 0.5%); and
•a decrease of $31.4 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•organic service revenue growth reflecting increased service activity levels;
•an increase of $124.4 million due to our recent acquisition of ITRenew; and
•a decrease of $18.6 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	39

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
Labor	$203,459	$199,084	$4,375	2.2%	5.4%	15.8%	17.8%	(2.0)%
Facilities	213,795	196,098	17,697	9.0%	12.2%	16.6%	17.5%	(0.9)%
Transportation	42,391	37,084	5,307	14.3%	17.4%	3.3%	3.3%	—%
Product Cost of Sales and Others	96,831	42,313	54,518	128.8%	136.1%	7.5%	3.8%	3.7%
Total Cost of sales	$556,476	$474,579	$81,897	17.3%	20.8%	43.2%	42.4%	0.8%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
Labor	$404,960	$388,480	$16,480	4.2%	6.9%	16.0%	17.6%	(1.6)%
Facilities	432,114	391,061	41,053	10.5%	13.1%	17.0%	17.8%	(0.8)%
Transportation	77,659	67,927	9,732	14.3%	17.0%	3.1%	3.1%	—%
Product Cost of Sales and Other	188,365	79,020	109,345	138.4%	144.8%	7.4%	3.6%	3.8%
Total Cost of sales	$1,103,098	$926,488	$176,610	19.1%	22.0%	43.5%	42.1%	1.4%
Primary factors influencing the change in reported consolidated Cost of sales for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 include the following:
•an increase in labor costs driven by an increase in service activity and the impact of recent acquisitions, partially offset by benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our sale-leaseback activity during 2021 and the first half of 2022 (which we expect to continue for the remainder of 2022 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program), as well as increases in utilities and building maintenance costs;
•an increase in product cost of sales and other driven by the acquisition of ITRenew; and
•a decrease of $22.2 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	40

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
General, Administrative and Other	$220,891	$189,217	$31,674	16.7%	19.2%	17.1%	16.9%	0.2%
Sales, Marketing and Account Management	74,503	70,562	3,941	5.6%	8.6%	5.8%	6.3%	(0.5)%
Total Selling, general and administrative expenses	$295,394	$259,779	$35,615	13.7%	16.3%	22.9%	23.2%	(0.3)%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
General, Administrative and Other	$427,207	$378,210	$48,997	13.0%	14.9%	16.8%	17.2%	(0.4)%
Sales, Marketing and Account Management	148,910	140,292	8,618	6.1%	8.4%	5.9%	6.4%	(0.5)%
Total Selling, general and administrative expenses	$576,117	$518,502	$57,615	11.1%	13.1%	22.7%	23.5%	(0.8)%
Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 include the following:
•an increase in general, administrative and other expenses, driven by recent acquisitions, higher wages and benefits, employee related costs and professional fees, partially offset by benefits from Project Summit;
•an increase in sales, marketing and account management expenses, driven by recent acquisitions, higher compensation expense, primarily reflecting increased wages and benefits, partially offset by lower professional fees; and
•a decrease of $9.2 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $9.6 million, or 4.2%, for the six months ended June 30, 2022 compared to the prior year period. See Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $20.0 million, or 19.0%, for the six months ended June 30, 2022 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the six months ended June 30, 2022 were approximately $32.5 million and primarily consist of legal and professional fees.
(GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Consolidated gain on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2022 was approximately $51.2 million and $52.0 million, respectively. The gains for the three and six months ended June 30, 2022 primarily consisted of gains of approximately $49.0 million associated with the sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States, as part of our program to monetize a portion of our industrial assets.
Consolidated gain on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2021 was approximately $128.9 million and $133.4 million, respectively.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	41

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Consolidated interest expense, net increased by $19.9 million to $229.5 million in the six months ended June 30, 2022 from $209.6 million in the prior year period, primarily driven by an increase in average debt balances at June 30, 2022. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net consists of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE
DESCRIPTION	2022	2021		2022	2021
Foreign currency transaction (gains) losses, net(1)	$(55,039)	$4,729	$(59,768)	$(68,240)	$7,043	$(75,283)
Debt extinguishment expense	—	—	—	671	—	671
Other, net(2)	13,822	(190,959)	204,781	82,253	(188,560)	270,813
Other (Income) Expense, Net	$(41,217)	$(186,230)	$145,013	$14,684	$(181,517)	$196,201
(1)We recognized net foreign currency transaction gains of $55.0 million and $68.2 million for the three and six months ended June 30, 2022, respectively. These gains primarily consist of the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105.8 million associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and subsequent remeasurement of the retained investment to fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. The loss was partially offset by a gain recorded in the first quarter of 2022 of approximately $35.8 million associated with the Clutter Transaction (as defined below).
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022(1)	2021	2022(1)	2021
Effective Tax Rate	8.2%	28.5%	10.4%	27.9%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2022 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, there were gains and losses recorded in Other expense (income), net and Gain (loss) on disposal/write-down of property, plant and equipment net, during the period for which there was an insignificant tax impact. During the first quarter of 2022, there was also a release of valuation allowances on deferred tax assets of our U.S. taxable REIT subsidiaries ("TRS") of approximately $9.9 million as a result of the ITRenew Transaction.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	42

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated Net Income (Loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Net Income (Loss)	$201,858	$276,522	$(74,664)	(27.0)%
Net Income (Loss) as a percentage of Consolidated Revenue	15.7%	24.7%
Adjusted EBITDA	$454,706	$405,631	$49,075	12.1%
Adjusted EBITDA Margin	35.3%	36.2%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Net Income (Loss)	$243,565	$323,153	$(79,588)	(24.6)%
Net Income (Loss) as a percentage of Consolidated Revenue	9.6%	14.7%
Adjusted EBITDA	$885,700	$786,196	$99,504	12.7%
Adjusted EBITDA Margin	34.9%	35.7%

Adjusted EBITDA Margin for the six months ended June 30, 2022 decreased by 80 basis points compared to the same prior year period, primarily reflecting a 130 basis point decrease from the acquisition of ITRenew, partially offset by improved service revenue trends, benefits from Project Summit, revenue management and ongoing cost containment measures.
↑ INCREASED BY $99.5 MILLION OR 12.7% Adjusted EBITDA

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	43

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, for a description of our reportable segments. Previously reported segment information has been restated to conform to the current presentation.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$649,771	$628,678	$21,093	3.4%	6.4%	6.3%	0.1%
Service	420,705	367,646	53,059	14.4%	17.8%	17.7%	0.1%
Segment Revenue	$1,070,476	$996,324	$74,152	7.4%	10.6%	10.5%	0.1%
Segment Adjusted EBITDA	$469,368	$423,940	$45,428
Segment Adjusted EBITDA Margin	43.8%	42.6%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$1,299,858	$1,250,564	$49,294	3.9%	6.4%	6.1%	0.3%
Service	819,509	722,678	96,831	13.4%	16.1%	15.8%	0.3%
Segment Revenue	$2,119,367	$1,973,242	$146,125	7.4%	10.0%	9.7%	0.3%
Segment Adjusted EBITDA	$918,163	$827,373	$90,790
Segment Adjusted EBITDA Margin	43.3%	41.9%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the six months ended June 30, 2022 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management and volume;
•a 2.0% increase in Global RIM volume excluding deconsolidations (also excluding acquisitions, Global RIM volume increased 0.5%);
•organic service revenue growth mainly driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business;
•a decrease in revenue of $45.7 million due to foreign currency exchange rate fluctuations; and
•a 140 basis point increase in Adjusted EBITDA Margin primarily driven by revenue management, benefits from Project Summit and ongoing cost containment measures.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	44

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$89,768	$71,237	$18,531	26.0%	28.9%	23.8%	5.1%
Service	10,320	5,740	4,580	79.8%	91.4%	95.5%	(4.1)%
Segment Revenue	$100,088	$76,977	$23,111	30.0%	33.4%	29.0%	4.4%
Segment Adjusted EBITDA	$42,307	$33,432	$8,875
Segment Adjusted EBITDA Margin	42.3%	43.4%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$177,219	$138,394	$38,825	28.1%	30.3%	25.0%	5.3%
Service	19,856	9,691	10,165	104.9%	114.8%	115.5%	(0.7)%
Segment Revenue	$197,075	$148,085	$48,990	33.1%	35.7%	30.9%	4.8%
Segment Adjusted EBITDA	$84,284	$63,864	$20,420
Segment Adjusted EBITDA Margin	42.8%	43.1%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the six months ended June 30, 2022 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first six months of 2022 and in prior periods, and service revenue growth from project revenue, partially offset by churn of 260 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 30 basis point decrease in Adjusted EBITDA Margin reflecting higher pass-through power costs, and a change in revenue mix due to lower margin project revenue during the period, which is expected to have a temporary impact on segment margins, partially offset by ongoing overhead cost management.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	45

Part I. Financial Information

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$13,587	$18,357	$(4,770)	(26.0)%	(25.2)%	9.4%	(34.6)%
Service	105,383	28,098	77,285	275.1%	288.7%	49.5%	239.2%
Revenue	$118,970	$46,455	$72,515	156.1%	162.8%	37.0%	125.8%
Adjusted EBITDA	$(56,969)	$(51,741)	$(5,228)
Adjusted EBITDA as a percentage of Consolidated Revenue	(4.4)%	(4.6)%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$27,119	$37,370	$(10,251)	(27.4)%	(27.0)%	8.4%	(35.4)%
Service	194,019	43,099	150,920	350.2%	363.2%	53.6%	309.6%
Revenue	$221,138	$80,469	$140,669	174.8%	179.8%	37.5%	142.3%
Adjusted EBITDA	$(116,747)	$(105,041)	$(11,706)
Adjusted EBITDA as a percentage of Consolidated Revenue	(4.6)%	(4.8)%
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other Business for the six months ended June 30, 2022 compared to the prior year period include the following:
•a decrease in reported storage revenue reflecting the IPM Divestment in the second quarter of 2021;
•reported service revenue for the six months ended June 30, 2022 includes $124.4 million from the acquisition of ITRenew;
•organic service revenue growth mainly driven by increased service activity levels in our Fine Arts and ALM businesses; and
•a decrease in Adjusted EBITDA driven by higher compensation expense and employee related costs, professional fees and the impact of the IPM Divestment in the second quarter of 2021, partially offset by benefits from Project Summit, improved service revenue trends and the impact of the acquisition of ITRenew.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	46

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
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2022	2021
Cash Flows from Operating Activities	$345,924	$389,202
Cash Flows from Investing Activities	(991,103)	(7,351)
Cash Flows from Financing Activities	542,000	(270,939)
Cash and Cash Equivalents, including Restricted Cash, End of Period	144,746	315,928
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the six months ended June 30, 2022, net cash flows provided by operating activities decreased by $43.3 million compared to the prior year period, primarily due to a decrease in cash from working capital of $213.5 million, primarily related to the timing of accounts payable and accrued expenses and collections of accounts receivable, partially offset by an increase in net income (including non-cash charges) of $170.2 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the six months ended June 30, 2022 included:
•We paid cash for capital expenditures of $330.2 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•We paid cash for acquisitions (net of cash acquired) of $718.7 million, primarily funded by cash on hand and borrowings under our Revolving Credit Facility (as defined in Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the six months ended June 30, 2022 included:
•Net proceeds of $904.1 million primarily associated with borrowings under the Revolving Credit Facility, Term Loan A and the Accounts Receivable Securitization Program.
•Payment of dividends in the amount of $364.2 million on our common stock.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	47

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the six months ended June 30, 2022 and 2021, organized by the type of the spending as described in our Annual Report (in thousands):

	SIX MONTHS ENDED JUNE 30,
NATURE OF CAPITAL SPEND	2022	2021
Growth Investment Capital Expenditures:
Data Center	$183,815	$136,446
Real Estate	66,855	39,525
Innovation and Other	20,958	9,144
Total Growth Investment Capital Expenditures	271,628	185,115
Recurring Capital Expenditures:
Real Estate	$23,672	$29,813
Non-Real Estate	37,834	31,656
Data Center	5,678	3,023
Total Recurring Capital Expenditures	67,184	64,492
Total Capital Spend (on accrual basis)	$338,812	$249,607
Net increase (decrease) in prepaid capital expenditures	1,407	116
Net (increase) decrease in accrued capital expenditures	(9,999)	45,863
Total Capital Spend (on cash basis)	$330,220	$295,586
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
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first six months of 2022 and fiscal year 2021.
On August 4, 2022, we declared a dividend to our stockholders of record as of September 15, 2022 of $0.6185 per share, payable on October 4, 2022.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	48

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investments as of June 30, 2022 is related to cash and cash equivalents. See Note 2.f. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of June 30, 2022 is as follows (in thousands):

	JUNE 30, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$578,000	$(9,006)	$568,994
Term Loan A	246,875	—	246,875
Term Loan B	669,460	(4,371)	665,089
Australian Dollar Term Loan (the "AUD Term Loan")	207,221	(519)	206,702
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")	170,057	(334)	169,723
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	485,875	(3,058)	482,817
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(1)	1,000,000	(7,465)	992,535
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(1)	825,000	(6,790)	818,210
5% Senior Notes due 2028 (the "5% Notes due 2028")(1)	500,000	(4,401)	495,599
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(1)	1,000,000	(10,488)	989,512
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(1)	1,300,000	(12,159)	1,287,841
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(1)	1,100,000	(10,782)	1,089,218
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(13,164)	736,836
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(1)	600,000	(5,856)	594,144
Real Estate Mortgages, Financing Lease Liabilities and Other	423,934	(706)	423,228
Accounts Receivable Securitization Program	313,200	(607)	312,593
Total Long-term Debt	10,169,622	(89,706)	10,079,916
Less Current Portion	(86,790)	—	(86,790)
Long-term Debt, Net of Current Portion	$10,082,832	$(89,706)	$9,993,126
(1)Collectively, the "Parent Notes".
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A (the "Term Loan A") and a term loan B (the "Term Loan B"). On March 18, 2022, we entered into an amendment to the Credit Agreement which included the following changes:
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
On March 18, 2022, we borrowed the full amount of the Term Loan A. As of June 30, 2022, we had $578.0 million, $246.9 million and $670.3 million of outstanding borrowings under the Revolving Credit Facility, Term Loan A and Term Loan B, respectively. In addition, we also had various outstanding letters of credit totaling $3.8 million. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2022 was $1,668.2 million (which represents the maximum availability as of such date). Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder, subject to a cap contained therein.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	49

Part I. Financial Information

AUSTRALIAN DOLLAR TERM LOAN
On March 18, 2022, Iron Mountain Australia Group Pty, Ltd. ("IM Australia"), a wholly owned subsidiary of IMI, amended its AUD Term Loan to (i) extend the maturity date from September 22, 2022 to September 30, 2026 and (ii) decrease the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.875% to BBSY plus 3.625%. All other terms of the AUD Term Loan remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 29, 2022, we amended the Accounts Receivable Securitization Program to (i) increase the maximum borrowing capacity from $300.0 million to $325.0 million, with an option to increase the borrowing capacity to $400.0 million, (ii) change the interest rate under Accounts Receivable Securitization Program from LIBOR plus 1.0% to SOFR plus 0.95%, with a credit spread adjustment of 0.10% and (iii) extend the maturity date from July 1, 2023 to July 1, 2025, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
LETTERS OF CREDIT
As of June 30, 2022, we had outstanding letters of credit totaling $37.3 million, of which $3.8 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between September 2022 and January 2033.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, and (ii) events that are extraordinary, unusual or non-recurring.
Our leverage and fixed charge coverage ratios under the Credit Agreement as of June 30, 2022 are as follows:

	JUNE 30, 2022	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.3	Maximum allowable of 7.0
Fixed charge coverage ratio	2.5	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2022. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	50

Part I. Financial Information

DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of June 30, 2022, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2024. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
In September 2020, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $359.2 million at an interest rate of 4.5% for 300.0 million Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements were set to expire in February 2026. In May 2022, these cross-currency swaps were amended ("February 2026 Cross-Currency Swap Agreements"). Under the terms of the February 2026 Cross-Currency Swap Agreements we notionally exchanged approximately $359.2 million at an interest rate of 4.5% for approximately 340.5 million Euros at a weighted average interest rate of approximately 1.2%. These February 2026 Cross-Currency Swap Agreements are set to expire in February 2026.
See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information on our derivative instruments.
ACQUISITIONS
On January 25, 2022, we acquired an approximately 80% interest in ITRenew, at an agreed upon purchase price of $725.0 million, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid approximately $748.8 million and acquired approximately $30.7 million of cash on hand, for a net purchase price of approximately $718.1 million for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200.0 million and no more than $531.0 million (the "Deferred Purchase Obligation"). The maximum amount of the Deferred Purchase Obligation would require achievement of the targeted performance metrics at approximately two times the level that is assumed in our current fair value estimate of the Deferred Purchase Obligation of $275.1 million. From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Condensed Consolidated Balance Sheet at June 30, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation will be included as a component of Other expense (income), net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid.
INVESTMENTS
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. ("Clutter") pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV and Clutter’s shareholders contributed their ownership interests in Clutter to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35.8 million, which was recorded to Other, net, a component of Other expense (income), net during the first quarter of 2022.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	51

Part I. Financial Information

JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at June 30, 2022 and December 31, 2021 are as follows (in thousands):

	JUNE 30, 2022		DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Joint venture with Web Werks India Private Limited	$51,427	38.50%	$51,140	38.50%
Joint venture with AGC Equity Partners	26,798	20.00%	26,167	20.00%
MakeSpace JV	—	—%	30,154	49.99%
Clutter JV	60,984	26.73%	—	—%

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	52

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2022 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	53

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended June 30, 2022, nor did we repurchase any shares of our common stock during the three months ended June 30, 2022.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	55

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: August 4, 2022

IRON MOUNTAIN JUNE 30, 2022 FORM 10-Q	56