Form 10-Q
period 2022-09-30
IRON MOUNTAIN INC
filed 2022-11-03
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2022, the registrant had 290,714,037 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2022 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021
	3	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021
	4	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2022 and 2021
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021
	6	Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2022
	7	Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2021
	8	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021
	9	Notes to Condensed Consolidated Financial Statements
33	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
55	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
57	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
57	ITEM 6.	Exhibits
58	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$155,223	$255,828
Accounts receivable (less allowances of $52,695 and $62,009 as of September 30, 2022 and December 31, 2021, respectively)	1,133,596	961,419
Prepaid expenses and other	268,030	224,020
Total Current Assets	1,556,849	1,441,267
Property, Plant and Equipment:
Property, plant and equipment	8,794,078	8,647,303
Less—Accumulated depreciation	(4,063,636)	(3,979,159)
Property, Plant and Equipment, Net	4,730,442	4,668,144
Other Assets, Net:
Goodwill	4,831,306	4,463,531
Customer and supplier relationships and other intangible assets	1,444,924	1,181,043
Operating lease right-of-use assets	2,556,253	2,314,422
Other	574,942	381,624
Total Other Assets, Net	9,407,425	8,340,620
Total Assets	$15,694,716	$14,450,031
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$81,275	$309,428
Accounts payable	432,384	369,145
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	929,566	1,032,537
Deferred revenue	282,687	307,470
Total Current Liabilities	1,725,912	2,018,580
Long-term Debt, net of current portion	10,228,846	8,962,513
Long-term Operating Lease Liabilities, net of current portion	2,405,751	2,171,472
Other Long-term Liabilities	398,830	144,053
Deferred Income Taxes	307,717	223,934
Commitments and Contingencies
Redeemable Noncontrolling Interests	93,821	72,411
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 290,687,942 and 289,757,061 shares as of September 30, 2022 and December 31, 2021, respectively)	2,907	2,898
Additional paid-in capital	4,445,988	4,412,553
(Distributions in excess of earnings) Earnings in excess of distributions	(3,330,213)	(3,221,152)
Accumulated other comprehensive items, net	(589,481)	(338,347)
Total Iron Mountain Incorporated Stockholders' Equity	529,201	855,952
Noncontrolling Interests	4,638	1,116
Total Equity	533,839	857,068
Total Liabilities and Equity	$15,694,716	$14,450,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Revenues:
Storage rental	$760,370	$718,614
Service	526,575	411,534
Total Revenues	1,286,945	1,130,148
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	546,041	481,663
Selling, general and administrative	285,299	241,596
Depreciation and amortization	175,077	174,818
Acquisition and Integration Costs	5,554	1,138
Restructuring charges	3,382	50,432
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(14,170)	(935)
Total Operating Expenses	1,001,183	948,712
Operating Income (Loss)	285,762	181,436
Interest Expense, Net (includes Interest Income of $2,176 and $2,160 for the three months ended September 30, 2022 and 2021, respectively)	121,767	103,809
Other (Income) Expense, Net	(52,870)	(18,501)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	216,865	96,128
Provision (Benefit) for Income Taxes	23,934	28,017
Net Income (Loss)	192,931	68,111
Less: Net Income (Loss) Attributable to Noncontrolling Interests	767	428
Net Income (Loss) Attributable to Iron Mountain Incorporated	$192,164	$67,683
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.66	$0.23
Diluted	$0.66	$0.23
Weighted Average Common Shares Outstanding—Basic	290,937	289,762
Weighted Average Common Shares Outstanding—Diluted	292,552	291,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Revenues:
Storage rental	$2,264,566	$2,144,942
Service	1,559,959	1,187,002
Total Revenues	3,824,525	3,331,944
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,649,139	1,408,151
Selling, general and administrative	861,416	760,098
Depreciation and amortization	536,946	507,145
Acquisition and Integration Costs	38,093	3,415
Restructuring charges	3,382	129,686
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(66,124)	(134,321)
Total Operating Expenses	3,022,852	2,674,174
Operating Income (Loss)	801,673	657,770
Interest Expense, Net (includes Interest Income of $5,995 and $5,858 for the nine months ended September 30, 2022 and 2021, respectively)	351,266	313,451
Other (Income) Expense, Net	(38,186)	(200,018)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	488,593	544,337
Provision (Benefit) for Income Taxes	52,097	153,073
Net Income (Loss)	436,496	391,264
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,952	2,693
Net Income (Loss) Attributable to Iron Mountain Incorporated	$434,544	$388,571
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$1.49	$1.34
Diluted	$1.49	$1.34
Weighted Average Common Shares Outstanding—Basic	290,673	289,255
Weighted Average Common Shares Outstanding—Diluted	292,294	290,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Net Income (Loss)	$192,931	$68,111
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(175,098)	(91,263)
Change in Fair Value of Derivative Instruments	32,233	14,665
Total Other Comprehensive (Loss) Income:	(142,865)	(76,598)
Comprehensive Income (Loss)	50,066	(8,487)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	408	(370)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$49,658	$(8,117)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Net Income (Loss)	$436,496	$391,264
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(335,431)	(115,075)
Change in Fair Value of Derivative Instruments	83,210	35,505
Total Other Comprehensive (Loss) Income	(252,221)	(79,570)
Comprehensive Income (Loss)	184,275	311,694
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	865	1,683
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$183,410	$310,011

The accompanying notes are an integral part of these condensed consolidated financial statements

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2022	$651,775	290,679,958	$2,907	$4,432,009	$(3,340,992)	$(446,975)	$4,826	$93,957
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	13,979	7,984	—	13,979	—	—	—	—
Parent cash dividends declared	(181,385)	—	—	—	(181,385)	—	—	—
Foreign currency translation adjustment	(175,061)	—	—	—	—	(174,739)	(322)	(37)
Change in fair value of derivative instruments	32,233	—	—	—	—	32,233	—	—
Net income (loss)	192,298	—	—	—	192,164	—	134	633
Noncontrolling interests dividends	—	—	—	—	—	—	—	(732)
Balance, September 30, 2022	$533,839	290,687,942	$2,907	$4,445,988	$(3,330,213)	$(589,481)	$4,638	$93,821

NINE MONTHS ENDED SEPTEMBER 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	36,939	930,881	9	36,930	—	—	—	—
Changes in equity related to noncontrolling interests	2,626	—	—	(1,009)	—	—	3,635	1,009
Parent cash dividends declared	(543,605)	—	—	—	(543,605)	—	—	—
Foreign currency translation adjustment	(334,825)	—	—	—	—	(334,344)	(481)	(606)
Change in fair value of derivative instruments	83,210	—	—	—	—	83,210	—	—
Net income (loss)	434,912	—	—	—	434,544	—	368	1,584
Noncontrolling interests equity contributions and related costs	(2,486)	—	—	(2,486)	—	—	—	21,547
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,124)
Balance, September 30, 2022	$533,839	290,687,942	$2,907	$4,445,988	$(3,330,213)	$(589,481)	$4,638	$93,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2021	$1,147,742	289,458,768	$2,895	$4,392,396	$(2,988,896)	$(258,653)	—	$64,660
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	14,857	87,378	—	14,857	—	—	—	—
Change in equity related to redeemable noncontrolling interests	—	—	—	—	—	—	—	168
Parent cash dividends declared	(180,600)	—	—	—	(180,600)	—	—	—
Foreign currency translation adjustment	(90,512)	—	—	—	—	(90,465)	(47)	(751)
Change in fair value of derivative instruments	14,665	—	—	—	—	14,665	—	—
Net income (loss)	67,683	—	—	—	67,683	—	—	428
Noncontrolling interests dividends	—	—	—	—	—	—	—	(597)
Purchase of noncontrolling interests	1,311	—	—	—	—	—	1,311	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(2,518)
Balance, September 30, 2021	$975,146	289,546,146	$2,895	$4,407,253	$(3,101,813)	$(334,453)	$1,264	$61,390

NINE MONTHS ENDED SEPTEMBER 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	—	$59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	66,507	1,273,097	12	66,495	—	—	—	—
Change in equity related to redeemable noncontrolling interests	680	—	—	680	—	—	—	(512)
Parent cash dividends declared	(540,045)	—	—	—	(540,045)	—	—	—
Foreign currency translation adjustment	(114,112)	—	—	—	—	(114,065)	(47)	(963)
Change in fair value of derivative instruments	35,505	—	—	—	—	35,505	—	—
Net income (loss)	388,571	—	—	—	388,571	—	—	2,693
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,882)
Purchase of noncontrolling interests	1,311	—	—	—	—	—	1,311	2,567
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(2,518)
Balance, September 30, 2021	$975,146	289,546,146	$2,895	$4,407,253	$(3,101,813)	$(334,453)	$1,264	$61,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$436,496	$391,264
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	350,626	347,269
Amortization (includes amortization of deferred financing costs and discounts of $13,536 and $12,470 for the nine months ended September 30, 2022 and 2021, respectively)	199,856	172,346
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	5,532	6,578
Stock-based compensation expense	45,923	46,852
(Benefit) provision for deferred income taxes	(22,991)	36,333
Loss on early extinguishment of debt	671	—
Gain on IPM divestment	—	(180,569)
(Gain) loss on disposal/write-down of property, plant and equipment, net	(66,124)	(134,321)
Loss associated with OSG deconsolidation	105,825	—
Gain associated with Clutter Transaction	(35,821)	—
Foreign currency transactions and other, net	(101,329)	(13,239)
(Increase) decrease in assets	(219,173)	(112,753)
(Decrease) increase in liabilities	(139,136)	(96,423)
Cash Flows from Operating Activities	560,355	463,337
Cash Flows from Investing Activities:
Capital expenditures	(596,801)	(418,976)
Cash paid for acquisitions, net of cash acquired	(724,213)	(203,752)
Acquisition of customer relationships	(1,901)	(4,800)
Customer inducements	(4,288)	(5,148)
Contract fulfillment costs	(49,874)	(43,699)
Investments in joint ventures and other investments	(46,100)	(72,153)
Net proceeds from IPM Divestment	—	213,878
Proceeds from sales of property and equipment and other, net	119,417	214,865
Cash Flows from Investing Activities	(1,303,760)	(319,785)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(8,038,964)	(2,622,555)
Proceeds from revolving credit facility, term loan facilities and other debt	9,240,478	3,037,476
Debt financing and equity contribution from noncontrolling interests	21,547	—
Debt repayment and equity distribution to noncontrolling interests	(2,124)	(1,882)
Repurchase of noncontrolling interest	—	(75,000)
Parent cash dividends	(544,069)	(538,902)
Net (payments) proceeds associated with employee stock-based awards	(8,984)	19,655
Other, net	(9,437)	3,621
Cash Flows from Financing Activities	658,447	(177,587)
Effect of Exchange Rates on Cash and Cash Equivalents	(15,647)	(9,589)
(Decrease) increase in Cash and Cash Equivalents	(100,605)	(43,624)
Cash and Cash Equivalents, Beginning of Period	255,828	205,063
Cash and Cash Equivalents, End of Period	$155,223	$161,439
Supplemental Information:
Cash Paid for Interest	$410,851	$395,355
Cash Paid for Income Taxes, Net	$77,765	$96,174
Non-Cash Investing and Financing Activities:
Financing Leases	$18,774	$40,590
Accrued Capital Expenditures	$137,802	$60,418
Deferred Purchase Obligation, Purchase Price Holdbacks and Other	$279,734	$—
Dividends Payable	$190,095	$189,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	8

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
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021 included in Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on August 4, 2022 (our "Current Report").
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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the nine months ended September 30, 2022 is as follows:

Balance as of December 31, 2021	$62,009
Credit memos charged to revenue	41,722
Allowance for bad debts charged to expense	10,691
Deductions and other(1)	(61,727)
Balance as of September 30, 2022	$52,695
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable, allowances associated with businesses acquired and the impact associated with currency translation adjustments.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. INVENTORY
Inventories are stated at the lower of cost or net realizable value, based on a first-in, first-out methodology. Our inventory primarily consists of information technology-related assets including memory, central processing units, hard drives, adaptors and networking. All of our inventory is considered finished goods. Inventory is included as a component of Prepaid expenses and other in our Condensed Consolidated Balance Sheets. At September 30, 2022, we have inventory of approximately $14,565, net of related reserves for obsolete, excess and slow-moving inventory, related to our asset lifecycle management ("ALM") business. We had no inventory as of December 31, 2021.
D. LEASES
We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021 are as follows:

DESCRIPTION	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Assets:
Operating lease right-of-use assets	$2,556,253	$2,314,422
Financing lease right-of-use assets, net of accumulated depreciation(1)	250,627	298,049
Liabilities:
Current
Operating lease liabilities	$270,311	$259,597
Financing lease liabilities(1)	34,622	41,168
Long-term
Operating lease liabilities	$2,405,751	$2,171,472
Financing lease liabilities(1)	276,627	315,561
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and nine months ended September 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2022	2021	2022	2021
Operating lease cost(1)	$145,293	$140,551	$428,686	$408,312
Financing lease cost:
Depreciation of financing lease right-of-use assets	$10,186	$14,006	$32,218	$39,062
Interest expense for financing lease liabilities	4,126	5,055	13,163	14,940
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $30,730 and $89,647 for the three and nine months ended September 30, 2022, respectively, and $28,835 and $86,422 for the three and nine months ended September 30, 2021, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2022 and 2021 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2022	2021
Operating cash flows used in operating leases	$302,442	$291,535
Operating cash flows used in financing leases (interest)	13,163	14,940
Financing cash flows used in financing leases	29,254	35,360
NON-CASH ITEMS:
Operating lease modifications and reassessments	$145,133	$103,158
New operating leases (including acquisitions and sale-leaseback transactions)	485,673	240,822
E. GOODWILL
Our reporting units as of December 31, 2021 are described in detail in Note 2.k. to Notes to Consolidated Financial Statements included in our Current Report.
The goodwill associated with acquisitions completed during the first nine months of 2022 (as described in Note 3) has been incorporated into our current reporting units.
The changes in the carrying value of goodwill attributable to each reportable segment for the nine months ended September 30, 2022 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2021(1)	$3,972,852	$426,074	$64,605	$4,463,531
Tax deductible goodwill acquired during the year	—	—	762	762
Non-tax deductible goodwill acquired during the period	696	—	585,444	586,140
Fair value and other adjustments(2)	(12,101)	—	384	(11,717)
Currency effects	(186,056)	(18,287)	(3,067)	(207,410)
Goodwill balance, net of accumulated amortization as of September 30, 2022	$3,775,391	$407,787	$648,128	$4,831,306
Accumulated goodwill impairment balance as of September 30, 2022	$132,409	$—	$26,011	$158,420
(1)The balances as of December 31, 2021 have been recast to reflect the segment changes described in our Current Report.
(2)This amount primarily represents an adjustment to goodwill as a result of the deconsolidation of certain businesses, as described in Note 2.l.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 and December 31, 2021 are as follows:

		FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT SEPTEMBER 30, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$18,861	$—	$18,861	$—
Time Deposits	1,123	—	1,123	—
Trading Securities	9,085	9,049	36	—
Derivative Assets	85,887	—	85,887	—
Deferred Purchase Obligation (as defined in Note 3)	275,100	—	—	275,100

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$101,022	$—	$101,022	$—
Time Deposits	2,238	—	2,238	—
Trading Securities	11,147	11,062	85	—
Derivative Assets	11,021	—	11,021	—
Derivative Liabilities	8,344	—	8,344	—
There were no material items that are measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021, other than (i) those disclosed in Note 2.o. to Notes to Consolidated Financial Statements included in our Current Report, (ii) assets acquired and liabilities assumed through our acquisitions that occurred during the nine months ended September 30, 2022, (iii) our initial investment in the Clutter JV and our additional investment in the Web Werks JV (each as defined in Note 4), and (iv) the fair value of our retained investment of our deconsolidated businesses (as described in Note 2.l.), all of which are based on Level 3 inputs. The fair value of the Deferred Purchase Obligation associated with the ITRenew Transaction (as defined in Note 3) was determined utilizing a Monte-Carlo model and takes into account our forecasted projections as it relates to the underlying performance of the business. There has been no material change in the fair value of the Deferred Purchase Obligation since our initial analysis.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and nine months ended September 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2022			THREE MONTHS ENDED SEPTEMBER 30, 2021
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(500,629)	$53,654	$(446,975)	$(229,790)	$(28,863)	$(258,653)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(174,739)	—	(174,739)	(90,465)	—	(90,465)
Change in fair value of derivative instruments	—	32,233	32,233	—	14,665	14,665
Total other comprehensive (loss) income	(174,739)	32,233	(142,506)	(90,465)	14,665	(75,800)
End of Period	$(675,368)	$85,887	$(589,481)	$(320,255)	$(14,198)	$(334,453)

	NINE MONTHS ENDED SEPTEMBER 30, 2022			NINE MONTHS ENDED SEPTEMBER 30, 2021
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(341,024)	$2,677	$(338,347)	$(206,190)	$(49,703)	$(255,893)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(334,344)	—	(334,344)	(114,065)	—	(114,065)
Change in fair value of derivative instruments	—	83,210	83,210	—	35,505	35,505
Total other comprehensive (loss) income	(334,344)	83,210	(251,134)	(114,065)	35,505	(78,560)
End of Period	$(675,368)	$85,887	$(589,481)	$(320,255)	$(14,198)	$(334,453)

H. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, "Contract Fulfillment Costs"). Contract Fulfillment Costs as of September 30, 2022 and December 31, 2021 are as follows:

	SEPTEMBER 30, 2022			DECEMBER 31, 2021
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$63,856	$(40,045)	$23,811	$71,336	$(42,678)	$28,658
Commissions asset	124,081	(54,948)	69,133	114,791	(50,553)	64,238

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Deferred revenue - Current	Deferred revenue	$282,687	$307,470
Deferred revenue - Long-term	Other Long-term Liabilities	31,234	33,691
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification ("ASC") No. 842 ("ASC 842"), Leases, as amended. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three and nine months ended September 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Storage rental revenue(1)	$96,328	$72,411	$273,547	$210,805
(1)Revenue associated with power and connectivity included within storage rental revenue was $34,621 and $93,652 for the three and nine months ended September 30, 2022, respectively, and $14,639 and $42,333 for the three and nine months ended September 30, 2021, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	14

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
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and nine months ended September 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Stock-based compensation expense	$14,326	$13,200	$45,923	$46,852
As of September 30, 2022, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $52,664.
RESTRICTED STOCK UNITS AND PERFORMANCE UNITS
The fair value of RSUs and earned PUs that vested during the three and nine months ended September 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Fair value of RSUs vested	$4,748	$8,425	$26,307	$31,404
Fair value of earned PUs that vested	13,622	22,030	17,968	27,856

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships. Total Acquisition and Integration Costs is $5,554 and $38,093 for the three and nine months ended September 30, 2022, respectively, and $1,138 and $3,415 for the three and nine months ended September 30, 2021, respectively.
K. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
(Gain) loss on disposal/write-down of property, plant and equipment, net for the three and nine months ended September 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022(1)	2021	2022(1)	2021(2)
(Gain) Loss on disposal/write-down of property, plant and equipment, net(3)	$(14,170)	$(935)	$(66,124)	$(134,321)
(1)    The gain for the nine months ended September 30, 2022 primarily consists of gains of approximately $66,000 associated with sale and sale-leaseback transactions, of which (i) approximately $17,000 relates to sale-leaseback transactions of two facilities in the United States and one in Canada during the third quarter of 2022 and (ii) approximately $49,000 relates to sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States during the second quarter of 2022.
(2)    The gain for the nine months ended September 30, 2021 primarily consists of gains of approximately $127,400 associated with sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021.
(3)    The gains recognized during both 2022 and 2021 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.i. to Notes to Consolidated Financial Statements included in our Current Report.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2022	2021	2022	2021
Foreign currency transaction (gains) losses, net(1)	$(58,519)	$(23,200)	$(126,759)	$(16,157)
Debt extinguishment expense	—	—	671	—
Other, net(2)(3)	5,649	4,699	87,902	(183,861)
Other (Income) Expense, Net	$(52,870)	$(18,501)	$(38,186)	$(200,018)
(1)We recognized net foreign currency transaction gains of $58,519 and $126,759 for the three and nine months ended September 30, 2022, respectively. These gains primarily consist of the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105,800 associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and the subsequent remeasurement of the retained investment to a fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. The loss was partially offset by a gain recorded in the first quarter of 2022 of approximately $35,800 associated with the Clutter Transaction (as defined in Note 4).
(3)Other, net for the nine months ended September 30, 2021 is primarily comprised of (a) a gain of approximately $180,600 associated with our IPM Divestment (as defined and discussed in Note 4 to Notes to Consolidated Financial Statements included in our Current Report) and (b) a gain of approximately $20,300 associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019.
M. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three and nine months ended September 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022(1)	2021(2)	2022(1)	2021(2)
Effective Tax Rate	11.0%	29.1%	10.7%	28.1%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2022 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, there were gains and losses recorded in Other (income) expense, net and Gain (loss) on disposal/write-down of property, plant and equipment, net, during the period for which there was an insignificant tax impact. During the first quarter of 2022, there was also a release of valuation allowances on deferred tax assets of our U.S. taxable REIT subsidiaries ("TRS") of approximately $9,900 as a result of the ITRenew Transaction.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2021 were the impacts of differences in the tax rates at which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction. The costs associated with Project Summit (as defined in Note 11) are more heavily weighted to our United States qualified REIT subsidiaries ("QRSs"), and, therefore, provide no tax benefit. Additionally, the nine months ended September 30, 2021 reflects a discrete tax expense of approximately $12,000 primarily resulting from a tax law change in the United Kingdom.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
N. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Net Income (Loss)	$192,931	$68,111	$436,496	$391,264
Less: Net Income (Loss) Attributable to Noncontrolling Interests	767	428	1,952	2,693
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$192,164	$67,683	$434,544	$388,571
Weighted-average shares—basic	290,937,000	289,762,000	290,673,000	289,255,000
Effect of dilutive potential stock options	1,133,952	869,600	1,126,280	522,642
Effect of dilutive potential RSUs and PUs	480,919	850,655	494,956	918,954
Weighted-average shares—diluted	292,551,871	291,482,255	292,294,236	290,696,596
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.66	$0.23	$1.49	$1.34
Diluted	$0.66	$0.23	$1.49	$1.34
Antidilutive stock options, RSUs and PUs, excluded from the calculation	220,421	351,673	403,362	1,813,880

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
ITRENEW ACQUISITION
On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in Intercept Parent, Inc. ("ITRenew") at an agreed upon purchase price of $725,000, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid $748,846 and acquired $30,720 of cash on hand, for a net purchase price of $718,126 for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200,000 and no more than $531,000 (the "Deferred Purchase Obligation"). The maximum amount of the Deferred Purchase Obligation would require achievement of the targeted performance metrics at approximately two times the level that is assumed in our fair value estimate of the Deferred Purchase Obligation of $275,100. From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Condensed Consolidated Balance Sheet at September 30, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation will be included as a component of Other (income) expense, net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid. ITRenew is presented in Corporate and Other Business (as disclosed in Note 9) and primarily operates in the United States.
PRO FORMA FINANCIAL INFORMATION
The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of Iron Mountain and ITRenew on a pro forma basis as if the ITRenew Transaction had occurred on January 1, 2021. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021. The Pro Forma Financial Information, for the periods presented, includes purchase accounting adjustments (including amortization of acquired customer and supplier intangible assets and depreciation of acquired property, plant and equipment) and related tax effects. Through September 30, 2022, we and ITRenew collectively incurred $59,370 of operating expenditures to complete the ITRenew Transaction (including advisory and professional fees required to complete the ITRenew Transaction). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2021.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Total Revenues	$1,286,945	$1,234,386	$3,842,499	$3,675,396
Income from Continuing Operations	$192,931	$70,491	$436,627	$341,096
In addition to our acquisition of ITRenew, we completed certain other acquisitions in 2021 and 2022. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS (CONTINUED)
OTHER 2022 ACQUISITIONS
In addition to the ITRenew Transaction, during the nine months ended September 30, 2022, in order to enhance our existing operations in Morocco and expand our fine arts operations in China - Hong Kong S.A.R. and North America, we completed the acquisitions of a records management company, a fine arts company and the assets of a second fine arts company, for a total purchase price of approximately $11,000, including deferred purchase obligation, purchase price holdbacks and other deferred payments of approximately $4,600.
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2022 acquisitions through September 30, 2022 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash Paid (gross of cash acquired)(1)	$756,003
Deferred Purchase Obligation, Purchase Price Holdbacks and Other(2)	279,734
Total Consideration	1,035,737
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	31,571
Accounts Receivable, Prepaid Expenses and Other Assets	73,351
Property, Plant and Equipment	7,893
Customer and Supplier Relationship Intangible Assets(3)	491,422
Other Intangible Assets(3)	47,300
Operating Lease Right-of-Use Assets	32,680
Accounts Payable, Accrued Expenses and Other Liabilities	(60,683)
Operating Lease Liabilities	(32,680)
Deferred Income Taxes	(142,019)
Total Fair Value of Identifiable Net Assets Acquired	448,835
Goodwill Initially Recorded(4)	$586,902
(1)Cash paid for acquisitions, net of cash acquired in our Condensed Consolidated Statement of Cash Flows includes contingent and other payments received of $219 for the nine months ended September 30, 2022 related to acquisitions made in the years prior to 2022.
(2)Deferred purchase obligation, purchase price holdbacks and other includes $275,100 related to the fair value estimate of the Deferred Purchase Obligation for the Remaining Interests and approximately $4,600 of deferred purchase obligation, purchase price holdbacks and other associated with our other business and asset acquisitions completed in 2022.
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
The preliminary purchase price allocations that are not finalized as of September 30, 2022 relate to the final assessment of the fair values of intangible assets (primarily customer and supplier relationship intangible assets) and property, plant and equipment associated with the acquisitions we closed in 2022. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the nine months ended September 30, 2022 were not material to our results from operations.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	20

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
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited ("Web Werks"), a colocation data center provider in India. In connection with the formation of the Web Werks JV, we made an initial investment of approximately 3,750,000 Indian rupees (or approximately $50,100, based upon the exchange rate between the United States dollar and Indian rupee as of the closing date of the initial investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV (the "Initial Web Werks JV Investment"). Under the terms of the Web Werks JV shareholder agreement, we are required to make additional investments over a period ending May 2023 totaling approximately 7,500,000 Indian rupees. In August 2022, we made an additional investment of approximately 3,750,000 Indian rupees (or approximately $46,100, based on the exchange rate between the United States dollar and Indian rupee as of the date of the additional investment) in exchange for an additional interest in the form of convertible preference shares in the Web Werks JV (the "Second Web Werks JV Investment"). The shares we received from the Initial Web Werks JV Investment and the Second Web Werks JV Investment are convertible into a to-be-determined amount of equity shares determined by a valuation based on the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Web Werks JV for the trailing twelve months ending July 31, 2022. Subsequent to the Second Web Werks JV Investment, the shareholders of Web Werks retained control of the financial and operating decisions of the Web Werks JV through their control of Web Werks' board of directors. As we do not control the board of directors or the key management decisions of the Web Werks JV, we account for our interest in the Web Werks JV as an equity method investment.
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at September 30, 2022 and December 31, 2021 are as follows:

	SEPTEMBER 30, 2022		DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$97,877	55.40%	$51,140	38.50%
Joint venture with AGC Equity Partners (the "Frankfurt JV")	27,004	20.00%	26,167	20.00%
MakeSpace JV	—	—%	30,154	49.99%
Clutter JV	57,113	26.73%	—	—%

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	21

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
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of September 30, 2022, we had $350,000 in notional value outstanding on the interest rate swap agreements, which expire in March 2024 ("March 2024 Interest Rate Swap Agreements"). Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Assets (liabilities) recognized in our Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Cash Flow Hedges(2)
March 2024 Interest Rate Swap Agreements	$12,879	$(7,680)
Net Investment Hedges(3)
August 2023 Cross-Currency Swap Agreements	12,938	(664)
February 2026 Cross-Currency Swap Agreements	60,070	11,021
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net in our Condensed Consolidated Balance Sheets and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2022, $12,938 is included within Prepaid expenses and other and $72,949 is included within Other assets. As of December 31, 2021, $11,021 is included within Other assets, $2,082 is included within Accrued expense and other current liabilities and $6,262 is included within Other long-term liabilities.
(2)As of September 30, 2022, cumulative net gains of $12,879 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of September 30, 2022, cumulative net gains of $73,008 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements.
Unrealized gains (losses) recognized during the three and nine months ended September 30, 2022 and 2021, by derivative instrument, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS(1)	2022	2021	2022	2021
Cash Flow Hedges
March 2024 Interest Rate Swap Agreements	$5,157	$1,950	$20,559	$7,946
Net Investment Hedges
August 2023 Cross-Currency Swap Agreements	6,771	2,655	13,602	5,933
February 2026 Cross-Currency Swap Agreements	20,305	10,060	49,049	21,626
(1)These amounts are recognized as unrealized gains (losses), a component of Accumulated other comprehensive items, net.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	SEPTEMBER 30, 2022				DECEMBER 31, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility	$890,000	$(7,899)	$882,101	$890,000	$—	$(5,174)	$(5,174)	$—
Term Loan A	243,750	—	243,750	243,750	203,125	—	203,125	203,125
Term Loan B	667,766	(4,059)	663,707	668,500	672,847	(4,995)	667,852	675,500
Australian Dollar Term Loan	193,140	(464)	192,676	193,140	223,182	(656)	222,526	223,530
UK Bilateral Revolving Credit Facility	155,887	(175)	155,712	155,887	189,168	(709)	188,459	189,168
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	445,392	(2,593)	442,799	392,373	540,481	(3,912)	536,569	542,508
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(1)	1,000,000	(7,110)	992,890	892,500	1,000,000	(8,176)	991,824	1,030,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(1)	825,000	(6,495)	818,505	719,813	825,000	(7,380)	817,620	862,125
5% Senior Notes due 2028 (the "5% Notes due 2028")(1)	500,000	(4,220)	495,780	428,750	500,000	(4,763)	495,237	513,750
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(1)	1,000,000	(10,126)	989,874	815,000	1,000,000	(11,211)	988,789	1,022,500
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(1)	1,300,000	(11,783)	1,288,217	1,072,500	1,300,000	(12,911)	1,287,089	1,355,250
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(1)	1,100,000	(10,471)	1,089,529	847,000	1,100,000	(11,404)	1,088,596	1,094,500
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(12,827)	737,173	579,375	750,000	(13,782)	736,218	767,813
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(1)	600,000	(5,711)	594,289	477,000	600,000	(6,147)	593,853	637,500
Real Estate Mortgages, Financing Lease Liabilities and Other	407,646	(643)	407,003	407,646	460,648	(840)	459,808	460,648
Accounts Receivable Securitization Program	316,700	(584)	316,116	316,700	—	(450)	(450)	—
Total Long-term Debt	10,395,281	(85,160)	10,310,121		9,364,451	(92,510)	9,271,941
Less Current Portion	(81,275)	—	(81,275)		(310,084)	656	(309,428)
Long-term Debt, Net of Current Portion	$10,314,006	$(85,160)	$10,228,846		$9,054,367	$(91,854)	$8,962,513
(1) Collectively, the "Parent Notes".
See Note 7 to Notes to Consolidated Financial Statements included in our Current Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2022 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2021 (which are disclosed in our Current Report).

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	24

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
On March 18, 2022, we borrowed the full amount of the Term Loan A. As of September 30, 2022, we had $890,000, $243,750 and $668,500 of outstanding borrowings under the Revolving Credit Facility, Term Loan A and Term Loan B, respectively. In addition, we also had various outstanding letters of credit totaling $3,779. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2022 was $1,356,221 (which represents the maximum availability as of such date). Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder, subject to a cap contained therein.

REVOLVING CREDIT FACILITY $2,250,000	TERM LOAN A $250,000	TERM LOAN B $700,000
Outstanding borrowings $890,000	Aggregate outstanding principal amount $243,750	Aggregate outstanding principal amount $668,500

4.7% Interest rate	4.9% Interest rate	4.2% Interest rate
As of September 30, 2022	As of September 30, 2022	As of September 30, 2022

AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd. ("IM Australia"), a wholly owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350,000 Australian dollars ("AUD Term Loan"). On March 18, 2022, IM Australia amended its AUD Term Loan to (i) extend the maturity date from September 22, 2022 to September 30, 2026 and (ii) decrease the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.875% to BBSY plus 3.625%. All other terms of the AUD Term Loan remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Current Report.

OUTSTANDING BORROWINGS AU$302,041 INTEREST RATE 6.7% As of September 30, 2022

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)

UK BILATERAL REVOLVING CREDIT FACILITY	MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 INTEREST RATE 4.2% As of September 30, 2022
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140,000 British pounds sterling, which was fully drawn as of September 30, 2022. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility. On September 22, 2022, the UK Borrowers exercised their option to extend the maturity date from September 24, 2023 to September 24, 2024. All other material terms of the UK Bilateral Revolving Credit Facility remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Current Report.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 29, 2022, we amended the Accounts Receivable Securitization Program to (i) increase the maximum borrowing capacity from $300,000 to $325,000, with an option to increase the borrowing capacity to $400,000, (ii) change the interest rate under Accounts Receivable Securitization Program from LIBOR plus 1.0% to SOFR plus 0.95%, with a credit spread adjustment of 0.10% and (iii) extend the maturity date from July 1, 2023 to July 1, 2025, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Current Report.
MAXIMUM AMOUNT $325,000 OUTSTANDING BORROWING $316,700 INTEREST RATE 4.1% As of September 30, 2022

CASH POOLING
During the third quarter of 2022, we entered into two new cash pooling arrangements with JP Morgan Chase Bank, N.A. ("JPM"), one of which we utilize to manage global liquidity requirements for our QRSs in the Europe, Middle East, and Africa regions (the "JPM QRS EMEA Cash Pool") and the other for our TRSs in the Europe, Middle East, and Africa regions (the "JPM TRS EMEA Cash Pool"). We continue to utilize our two other cash pooling arrangements with JPM, one of which we utilize to manage global liquidity requirements for our QRSs in the Asia Pacific region (the "JPM QRS APAC Cash Pool") and the other for our TRSs in the Asia Pacific region (the "JPM TRS APAC Cash Pool").
Additionally, we utilize two separate cash pooling arrangements with Bank Mendes Gans ("BMG"), one of which we utilize to manage global liquidity requirements for our QRSs (the "BMG QRS Cash Pool") and the other for our TRSs (the "BMG TRS Cash Pool").

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	26

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
The approximate amount of the net cash position for our cash pools and the approximate amount of the gross position and outstanding debit balances for each of these pools as of September 30, 2022 and December 31, 2021 are as follows:

	SEPTEMBER 30, 2022			DECEMBER 31, 2021
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
BMG QRS Cash Pool	$590,127	$(588,633)	$1,494	$552,900	$(552,100)	$800
BMG TRS Cash Pool	539,557	(538,498)	1,059	606,000	(603,900)	2,100
JPM QRS APAC Cash Pool	23,561	(23,394)	167	9,400	(9,200)	200
JPM TRS APAC Cash Pool	22,272	(21,899)	373	12,000	(9,900)	2,100
JPM QRS EMEA Cash Pool	6,030	(5,718)	312	—	—	—
JPM TRS EMEA Cash Pool	2,104	(2,044)	60	—	—	—
The net cash position balances as of September 30, 2022 and December 31, 2021 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.
LETTERS OF CREDIT
As of September 30, 2022, we had outstanding letters of credit totaling $37,221, of which $3,779 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between October 2022 and January 2033.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use EBITDA based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2022 and December 31, 2021. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	27

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
We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $24,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangement.
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2021 and the nine months ended September 30, 2022, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2021	$0.6185	March 15, 2021	$178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
August 5, 2021	0.6185	September 15, 2021	179,080	October 6, 2021
November 4, 2021	0.6185	December 15, 2021	179,132	January 6, 2022
February 24, 2022	0.6185	March 15, 2022	179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
August 4, 2022	0.6185	September 15, 2022	179,790	October 4, 2022
On November 3, 2022, we declared a dividend to our stockholders of record as of December 15, 2022 of $0.6185 per share, payable on January 5, 2023.
9. SEGMENT INFORMATION
As discussed in Note 11 to Notes to Consolidated Financial Statements included in our Current Report, in the second quarter of 2022, we reassessed the composition of our reportable segments and note that (i) our Entertainment Services offerings are now managed as part of our Global Records and Information Management ("Global RIM") Business segment; (ii) certain commercial costs that were previously managed as part of Corporate and Other Business are now managed as part of our Global RIM Business segment; and (iii) our ALM services, which includes our legacy secure IT disposition business and our business acquired from ITRenew, are now managed as a separate operating segment that is included in Corporate and Other Business. Previously reported segment information has been restated to conform to the current presentation.
Our reportable segments as of December 31, 2021 are described in Note 11 to Notes to Consolidated Financial Statements included in our Current Report and are as follows:
•Global RIM Business
•Global Data Center Business
•Corporate and Other Business
The operations associated with acquisitions completed during the first nine months of 2022 have been incorporated into our existing reportable segments.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	28

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Global RIM Business
Total Revenues	$1,091,102	$997,843	$3,210,469	$2,971,085
Adjusted EBITDA	483,862	435,904	1,402,025	1,263,277
Global Data Center Business
Total Revenues	$100,309	$88,587	$297,384	$236,672
Adjusted EBITDA	42,660	35,097	126,944	98,961
Corporate and Other Business
Total Revenues	$95,534	$43,718	$316,672	$124,187
Adjusted EBITDA	(57,088)	(53,232)	(173,835)	(158,273)
Total Consolidated
Total Revenues	$1,286,945	$1,130,148	$3,824,525	$3,331,944
Adjusted EBITDA	469,434	417,769	1,355,134	1,203,965

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	29

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
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three and nine months ended September 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Net Income (Loss)	$192,931	$68,111	$436,496	$391,264
Add/(Deduct):
Interest expense, net	121,767	103,809	351,266	313,451
Provision (benefit) for income taxes	23,934	28,017	52,097	153,073
Depreciation and amortization	175,077	174,818	536,946	507,145
Acquisition and Integration Costs	5,554	1,138	38,093	3,415
Restructuring charges	3,382	50,432	3,382	129,686
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(14,170)	(935)	(66,124)	(134,321)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(56,226)	(21,517)	(48,814)	(209,001)
Stock-based compensation expense	14,326	12,644	45,923	45,913
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,859	1,252	5,869	3,340
Adjusted EBITDA	$469,434	$417,769	$1,355,134	$1,203,965

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	30

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three and nine months ended September 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Global RIM Business
Records Management(1)	$829,357	$767,059	$2,450,903	$2,285,000
Data Management(1)	127,226	130,679	385,276	399,420
Information Destruction(1)(2)	134,519	100,105	374,290	286,665
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	100,309	88,587	297,384	236,672
Corporate and Other Business
Records Management(1)	$35,787	$30,453	$103,826	$91,850
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	59,747	13,265	212,846	32,337
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$865,144	$797,512	$2,554,729	$2,376,850
Data Management(1)	127,226	130,679	385,276	399,420
Information Destruction(1)(2)(3)	194,266	113,370	587,136	319,002
Data Center(1)	100,309	88,587	297,384	236,672
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service revenue, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
(3)Includes product revenue from ITRenew.
10. RELATED PARTIES
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we will earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the "Frankfurt JV Agreements"). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Center Business segment. During the three and nine months ended September 30, 2022, we recognized revenue of approximately $700 and $13,500, respectively, and during the three and nine months ended September 30, 2021, we recognized revenue of approximately $1,200 and $3,100, respectively, associated with the Frankfurt JV Agreements.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	31

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RELATED PARTIES (CONTINUED)
In March 2019, in connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement"). In February 2022, in connection with the formation of the Clutter JV, we terminated the MakeSpace Agreement and entered into a storage and service agreement with the Clutter JV to provide certain storage and related services to the Clutter JV (the "Clutter Agreement"). Revenues and expenses associated with the MakeSpace Agreement and Clutter Agreement are presented as a component of our Global RIM Business segment. During the three and nine months ended September 30, 2022, we recognized revenue of approximately $6,900 and $21,300, respectively, and during the three and nine months ended September 30, 2021, we recognized revenue of approximately $9,300 and $24,900, respectively, associated with the MakeSpace Agreement and Clutter Agreement.
11. RESTRUCTURING CHARGES
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business (“Project Matterhorn”). Project Matterhorn investments will focus on transforming our operating model to a global operating model. This program is designed to allow us to shift from a product-based to a solution-based sales approach to better serve our customers’ needs and establish a global operating model that is designed to allow us to optimize our shared services and best practices. We expect to incur approximately $150,000 in costs annually related to Project Matterhorn from 2023 through 2025. Total costs related to Project Matterhorn for the three and nine months ended September 30, 2022 were not material.
PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives ("Project Summit") which we completed as of December 31, 2021.
The implementation of Project Summit resulted in total operating expenditures of approximately $450,000 that primarily consisted of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. As Project Summit was completed as of December 31, 2021, there were no restructuring charges for the three and nine months ended September 30, 2022. Total restructuring charges for the three and nine months ended September 30, 2021 was $50,432 and $129,686, respectively, and consisted of (i) employee severance costs of $6,797 and $14,526, respectively, and (ii) professional fees and other costs of $43,635 and $115,160, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	32

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2022, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021, included in Exhibit 99.1 of our Current Report on Form 8-K filed with the United States Securities and Exchange Commission ("SEC") on August 4, 2022 (our "Current Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes", "expects", "anticipates", "estimates", "plans", "intends", "pursue", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
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
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 24, 2022.
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	33

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2022 within each section. Trends and changes that are consistent for both the three and nine month periods are not repeated and are discussed on a year to date basis only.
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business (“Project Matterhorn”). Project Matterhorn investments will focus on transforming our operating model to a global operating model. This program is designed to allow us to shift from a product-based to a solution-based sales approach to better serve our customers’ needs and establish a global operating model that is designed to allow us to optimize our shared services and best practices. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Total costs related to Project Matterhorn for the three and nine months ended September 30, 2022 were not material.
PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives ("Project Summit") which we completed as of December 31, 2021. Project Summit has improved annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021, of which approximately $160.0 million and $165.0 million were realized in 2021 and 2020, respectively, with the remainder realized during 2022.
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
DIVESTMENTS AND DECONSOLIDATIONS
IPM DIVESTMENT
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $215.4 million (the "IPM Divestment"). We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of Operating income (loss) in our Condensed Consolidated Statements of Operations through the date of divestment and the cash flows associated with this business is presented as a component of cash flows from operations in our Condensed Consolidated Statements of Cash Flows through the date of divestment. Our IPM business represented approximately $14.2 million of total revenues and approximately $6.8 million of total net income from January 1, 2021 through the date of divestment on June 7, 2021.
DECONSOLIDATIONS
On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105.8 million associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and the subsequent remeasurement of the retained investment to a fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of Operating income (loss) in our Condensed Consolidated Statements of Operations through the date of deconsolidation and the cash flows associated with these businesses are presented as a component of Cash flows from operations in our Condensed Consolidated Statements of Cash Flows through the date of the deconsolidation. These businesses represented approximately $44.9 million of total revenues and $7.2 million of total net income for the year ended December 31, 2021.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	34

Part I. Financial Information

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•We have experienced steady volume in our Global RIM Business segment, with organic storage rental revenue growth driven primarily by revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume to be relatively stable in the near term.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth for the remainder of 2022 and into 2023 to benefit from our new and existing digital offerings, as well as our traditional services.
•We expect continued total revenue and Adjusted EBITDA growth in 2022 and into 2023 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
•We expect the impact of a stronger US dollar to create headwinds on reported total revenue and Adjusted EBITDA growth against prior periods through the remainder of 2022 and into 2023.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the nine months ended September 30, 2022 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

16%
Product Cost of Sales and Other
37%
Labor
7%
Transportation
40%
Facilities

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below) •Restructuring charges •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable segments under "Results of Operations – Segment Analysis" below.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	35

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Net Income (Loss)	$192,931	$68,111	$436,496	$391,264
Add/(Deduct):
Interest expense, net	121,767	103,809	351,266	313,451
Provision (benefit) for income taxes	23,934	28,017	52,097	153,073
Depreciation and amortization	175,077	174,818	536,946	507,145
Acquisition and Integration Costs(1)	5,554	1,138	38,093	3,415
Restructuring charges(2)	3,382	50,432	3,382	129,686
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(14,170)	(935)	(66,124)	(134,321)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(56,226)	(21,517)	(48,814)	(209,001)
Stock-based compensation expense	14,326	12,644	45,923	45,913
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,859	1,252	5,869	3,340
Adjusted EBITDA	$469,434	$417,769	$1,355,134	$1,203,965
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
(2) Represent operating expenses associated with the implementation of (1) Project Matterhorn for the three and nine months ended September 30, 2022 and (2) Project Summit that primarily consisted of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs for the three and nine months ended September 30, 2021.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	36

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.66	$0.23	$1.49	$1.34
Add/(Deduct):
Acquisition and Integration Costs	0.02	—	0.13	0.01
Restructuring charges	0.01	0.17	0.01	0.45
Amortization related to the write-off of certain customer relationship intangible assets	—	—	0.02	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.05)	(0.01)	(0.22)	(0.46)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.19)	(0.07)	(0.17)	(0.72)
Stock-based compensation expense	0.05	0.04	0.16	0.16
Tax impact of reconciling items and discrete tax items(1)	(0.01)	0.02	(0.09)	0.31
Net Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.48	$0.40	$1.34	$1.09
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2022 and 2021 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for both the three and nine months ended September 30, 2022 and 2021 was 16.5%. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate for the full year. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	37

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
Although Nareit has published a definition of FFO, we modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring charges •Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other (income) expense, net	•Stock-based compensation expense •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Net Income (Loss)	$192,931	$68,111	$436,496	$391,264
Add/(Deduct):
Real estate depreciation	74,652	79,463	228,993	230,294
(Gain) loss on sale of real estate, net of tax	(15,666)	748	(64,430)	(106,033)
Data center lease-based intangible assets amortization	3,687	10,458	11,850	31,423
FFO (Nareit)	255,604	158,780	612,909	546,948
Add/(Deduct):
Acquisition and Integration Costs	5,554	1,138	38,093	3,415
Restructuring charges	3,382	50,432	3,382	129,686
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	2,616	(1,668)	(573)	(2,890)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(56,226)	(21,517)	(48,814)	(209,001)
Stock-based compensation expense	14,326	12,644	45,923	45,913
Real estate financing lease depreciation	3,020	3,740	10,227	10,791
Tax impact of reconciling items and discrete tax items(2)	(5,184)	5,304	(26,090)	65,120
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	223	(17)	577	(30)
FFO (Normalized)	$223,315	$208,836	$635,634	$589,952
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.l. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(1.2) million and $(11.4) million for the three and nine months ended September 30, 2022, respectively, and $5.0 million and $19.4 million for the three and nine months ended September 30, 2021, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	38

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
Further detail regarding our critical accounting estimates can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Current Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2021. See Note 2.k. to Notes to Consolidated Financial Statements included in our Current Report for information regarding the reassessment of the composition of our reporting units as a result of the realignment of our global managerial structure during the second quarter of 2022.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Revenues	$1,286,945	$1,130,148	$156,797	13.9%
Operating Expenses	1,001,183	948,712	52,471	5.5%
Operating Income	285,762	181,436	104,326	57.5%
Other Expenses, Net	92,831	113,325	(20,494)	(18.1)%
Net Income (Loss)	192,931	68,111	124,820	183.3%
Net Income (Loss) Attributable to Noncontrolling Interests	767	428	339	79.2%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$192,164	$67,683	$124,481	183.9%
Adjusted EBITDA(1)	$469,434	$417,769	$51,665	12.4%
Adjusted EBITDA Margin(1)	36.5%	37.0%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Revenues	$3,824,525	$3,331,944	$492,581	14.8%
Operating Expenses	3,022,852	2,674,174	348,678	13.0%
Operating Income	801,673	657,770	143,903	21.9%
Other Expenses, Net	365,177	266,506	98,671	37.0%
Net Income (Loss)	436,496	391,264	45,232	11.6%
Net Income (Loss) Attributable to Noncontrolling Interests	1,952	2,693	(741)	(27.5)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$434,544	$388,571	$45,973	11.8%
Adjusted EBITDA(1)	$1,355,134	$1,203,965	$151,169	12.6%
Adjusted EBITDA Margin(1)	35.4%	36.1%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	39

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$760,370	$718,614	$41,756	5.8%	9.8%	9.7%	0.1%
Service	526,575	411,534	115,041	28.0%	32.8%	21.8%	11.0%
Total Revenues	$1,286,945	$1,130,148	$156,797	13.9%	18.2%	14.1%	4.1%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$2,264,566	$2,144,942	$119,624	5.6%	8.5%	8.2%	0.3%
Service	1,559,959	1,187,002	372,957	31.4%	35.3%	19.7%	15.6%
Total Revenues	$3,824,525	$3,331,944	$492,581	14.8%	18.0%	12.4%	5.6%
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
TOTAL REVENUES
For the nine months ended September 30, 2022, the increase in reported revenue was primarily driven by organic storage rental revenue growth and organic service revenue growth and the impact of acquisitions, primarily ITRenew. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate for the nine months ended September 30, 2022 by 3.2% compared to the prior year period.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 include the following:

STORAGE RENTAL REVENUE
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 0.7% increase in total global volume excluding deconsolidations (also excluding acquisitions, total global volume increased 0.7%); and
•a decrease of $57.5 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUE
•organic service revenue growth reflecting increased service activity levels;
•an increase of $167.9 million due to our recent acquisition of ITRenew; and
•a decrease of $33.7 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	40

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
Labor	$199,738	$190,285	$9,453	5.0%	9.1%	15.5%	16.8%	(1.3)%
Facilities	225,233	202,426	22,807	11.3%	15.8%	17.5%	17.9%	(0.4)%
Transportation	40,835	33,314	7,521	22.6%	27.0%	3.2%	2.9%	0.3%
Product Cost of Sales and Others	80,235	55,638	24,597	44.2%	51.1%	6.2%	4.9%	1.3%
Total Cost of sales	$546,041	$481,663	$64,378	13.4%	18.0%	42.4%	42.6%	(0.2)%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
Labor	$604,698	$578,765	$25,933	4.5%	7.6%	15.8%	17.4%	(1.6)%
Facilities	657,347	593,487	63,860	10.8%	14.0%	17.2%	17.8%	(0.6)%
Transportation	118,494	101,241	17,253	17.0%	20.3%	3.1%	3.0%	0.1%
Product Cost of Sales and Other	268,600	134,658	133,942	99.5%	106.5%	7.0%	4.0%	3.0%
Total Cost of sales	$1,649,139	$1,408,151	$240,988	17.1%	20.6%	43.1%	42.3%	0.8%
Primary factors influencing the change in reported Cost of sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 include the following:
•an increase in labor costs driven by an increase in service activity and the impact of recent acquisitions, partially offset by benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our sale-leaseback activity during 2021 and the first nine months of 2022 (which we expect to continue for the remainder of 2022 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program), as well as increases in utilities and building maintenance costs;
•an increase in product cost of sales and other driven by the acquisition of ITRenew; and
•a decrease of $40.9 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	41

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
General, Administrative and Other	$208,620	$183,476	$25,144	13.7%	17.1%	16.2%	16.2%	—%
Sales, Marketing and Account Management	76,679	58,120	18,559	31.9%	37.7%	6.0%	5.1%	0.9%
Total Selling, general and administrative expenses	$285,299	$241,596	$43,703	18.1%	22.0%	22.2%	21.4%	0.8%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
General, Administrative and Other	$635,827	$561,686	$74,141	13.2%	15.6%	16.6%	16.9%	(0.3)%
Sales, Marketing and Account Management	225,589	198,412	27,177	13.7%	16.8%	5.9%	6.0%	(0.1)%
Total Selling, general and administrative expenses	$861,416	$760,098	$101,318	13.3%	15.9%	22.5%	22.8%	(0.3)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 include the following:
•an increase in general, administrative and other expenses, driven by recent acquisitions, higher wages and benefits, employee related costs, information technology costs and professional fees, partially offset by benefits from Project Summit;
•an increase in sales, marketing and account management expenses, driven by recent acquisitions and higher compensation expense, primarily reflecting increased wages and benefits; and
•a decrease of $16.9 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $3.4 million, or 1.0%, for the nine months ended September 30, 2022 compared to the prior year period. See Note 2.h. to Notes to Consolidated Financial Statements included in our Current Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $26.4 million, or 16.5%, for the nine months ended September 30, 2022 compared to the prior year period primarily driven by the amortization of the intangible assets acquired in the ITRenew Transaction.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the nine months ended September 30, 2022 were approximately $38.1 million and primarily consist of legal and professional fees.
(GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Gain on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2022 was approximately $66.1 million. The gain primarily consists of gains of approximately $66.0 million associated with sale and sale-leaseback transactions, of which (i) approximately $17.0 million relates to sale-leaseback transactions of two facilities in the United States and one in Canada during the third quarter of 2022 and (ii) approximately $49.0 million relates to sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States during the second quarter of 2022.
Gain on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2021 was approximately $134.3 million, which primarily consists of gains of approximately $127.4 million associated with sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	42

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $37.8 million to $351.3 million in the nine months ended September 30, 2022 from $313.5 million in the prior year period, primarily driven by increases in average debt balances and the weighted average interest rate on our outstanding debt at September 30, 2022. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE
DESCRIPTION	2022	2021		2022	2021
Foreign currency transaction (gains) losses, net(1)	$(58,519)	$(23,200)	$(35,319)	$(126,759)	$(16,157)	$(110,602)
Debt extinguishment expense	—	—	—	671	—	671
Other, net(2)	5,649	4,699	950	87,902	(183,861)	271,763
Other (Income) Expense, Net	$(52,870)	$(18,501)	$(34,369)	$(38,186)	$(200,018)	$161,832
(1)We recognized net foreign currency transaction gains of $58.5 million and $126.8 million for the three and nine months ended September 30, 2022, respectively. These gains primarily consist of the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105.8 million associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and the subsequent remeasurement of the retained investment to a fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. The loss was partially offset by a gain recorded in the first quarter of 2022 of approximately $35.8 million associated with the Clutter Transaction (as defined below).
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2022 and 2021 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022(1)	2021	2022(1)	2021
Effective Tax Rate	11.0%	29.1%	10.7%	28.1%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2022 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, there were gains and losses recorded in Other (income) expense, net and Gain (loss) on disposal/write-down of property, plant and equipment, net, during the period for which there was an insignificant tax impact. During the first quarter of 2022, there was also a release of valuation allowances on deferred tax assets of our U.S. taxable REIT subsidiaries ("TRS") of approximately $9.9 million as a result of the ITRenew Transaction (as defined below).

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	43

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our Net Income (Loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Net Income (Loss)	$192,931	$68,111	$124,820	183.3%
Net Income (Loss) as a percentage of Revenue	15.0%	6.0%
Adjusted EBITDA	$469,434	$417,769	$51,665	12.4%
Adjusted EBITDA Margin	36.5%	37.0%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Net Income (Loss)	$436,496	$391,264	$45,232	11.6%
Net Income (Loss) as a percentage of Revenue	11.4%	11.7%
Adjusted EBITDA	$1,355,134	$1,203,965	$151,169	12.6%
Adjusted EBITDA Margin	35.4%	36.1%

Adjusted EBITDA Margin for the nine months ended September 30, 2022 decreased by 70 basis points compared to the same prior year period, primarily reflecting a 150 basis point decrease from the acquisition of ITRenew, partially offset by improved service revenue trends, benefits from Project Summit, revenue management and ongoing cost containment measures.
↑ INCREASED BY $151.2 MILLION OR 12.6% Adjusted EBITDA

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	44

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, for a description of our reportable segments. Previously reported segment information has been restated to conform to the current presentation.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$650,141	$633,403	$16,738	2.6%	6.6%	7.1%	(0.5)%
Service	440,961	364,440	76,521	21.0%	25.3%	25.6%	(0.3)%
Segment Revenue	$1,091,102	$997,843	$93,259	9.3%	13.4%	13.9%	(0.5)%
Segment Adjusted EBITDA	$483,862	$435,904	$47,958
Segment Adjusted EBITDA Margin	44.3%	43.7%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$1,949,999	$1,883,967	$66,032	3.5%	6.5%	6.0%	0.5%
Service	1,260,470	1,087,118	173,352	15.9%	19.2%	18.7%	0.5%
Segment Revenue	$3,210,469	$2,971,085	$239,384	8.1%	11.1%	10.7%	0.4%
Segment Adjusted EBITDA	$1,402,025	$1,263,277	$138,748
Segment Adjusted EBITDA Margin	43.7%	42.5%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the nine months ended September 30, 2022 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management and volume;
•a 0.7% increase in Global RIM volume excluding deconsolidations (also excluding acquisitions, Global RIM volume increased 0.7%);
•organic service revenue growth mainly driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business;
•a decrease in revenue of $81.8 million due to foreign currency exchange rate fluctuations; and
•a 120 basis point increase in Adjusted EBITDA Margin primarily driven by revenue management, benefits from Project Summit and ongoing cost containment measures.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	45

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$96,328	$72,411	$23,917	33.0%	37.3%	32.6%	4.7%
Service	3,981	16,176	(12,195)	(75.4)%	(73.4)%	(74.3)%	0.9%
Segment Revenue	$100,309	$88,587	$11,722	13.2%	17.9%	13.3%	4.6%
Segment Adjusted EBITDA	$42,660	$35,097	$7,563
Segment Adjusted EBITDA Margin	42.5%	39.6%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$273,547	$210,805	$62,742	29.8%	32.7%	27.7%	5.0%
Service	23,837	25,867	(2,030)	(7.8)%	(1.5)%	(3.5)%	2.0%
Segment Revenue	$297,384	$236,672	$60,712	25.7%	29.1%	24.3%	4.8%
Segment Adjusted EBITDA	$126,944	$98,961	$27,983
Segment Adjusted EBITDA Margin	42.7%	41.8%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the nine months ended September 30, 2022 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first nine months of 2022 and in prior periods and higher pass-through power costs, partially offset by churn of 320 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 90 basis point increase in Adjusted EBITDA Margin reflecting ongoing cost management and a decline in lower margin project revenue, partially offset by higher pass-through power costs.
The organic service revenue decline for the three months ended September 30, 2022 compared to the prior year period is the result of the completion of special project work during the second quarter of 2022.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	46

Part I. Financial Information

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$13,900	$12,800	$1,100	8.6%	11.1%	8.7%	2.4%
Service	81,634	30,918	50,716	164.0%	175.5%	26.9%	148.6%
Revenue	$95,534	$43,718	$51,816	118.5%	126.7%	21.5%	105.2%
Adjusted EBITDA	$(57,088)	$(53,232)	$(3,856)
Adjusted EBITDA as a percentage of Consolidated Revenue	(4.4)%	(4.7)%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$41,019	$50,170	$(9,151)	(18.2)%	(17.4)%	8.5%	(25.9)%
Service	275,653	74,017	201,636	272.4%	285.4%	42.4%	243.0%
Revenue	$316,672	$124,187	$192,485	155.0%	161.3%	31.1%	130.2%
Adjusted EBITDA	$(173,835)	$(158,273)	$(15,562)
Adjusted EBITDA as a percentage of Consolidated Revenue	(4.5)%	(4.8)%
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other Business for the nine months ended September 30, 2022 compared to the prior year period include the following:
•a decrease in reported storage revenue reflecting the IPM Divestment in the second quarter of 2021;
•reported service revenue for the nine months ended September 30, 2022 includes $167.9 million from the acquisition of ITRenew;
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

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	47

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
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2022	2021
Cash Flows from Operating Activities	$560,355	$463,337
Cash Flows from Investing Activities	(1,303,760)	(319,785)
Cash Flows from Financing Activities	658,447	(177,587)
Cash and Cash Equivalents, End of Period	155,223	161,439
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the nine months ended September 30, 2022, net cash flows provided by operating activities increased by $97.0 million compared to the prior year period, primarily due to an increase in net income (excluding non-cash charges) of $246.1 million, partially offset by a decrease in cash from working capital of $149.1 million, primarily related to the timing of accounts payable and accrued expenses and collections of accounts receivable.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the nine months ended September 30, 2022 included:
•We paid cash for capital expenditures of $596.8 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•We paid cash for acquisitions (net of cash acquired) of $724.2 million, primarily funded by cash on hand and borrowings under our Revolving Credit Facility (as defined in Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).
•We received $119.4 million in net proceeds from sales of property, plant and equipment, primarily related to proceeds from sale and sale-leaseback transactions of 14 facilities and parcels of land in the United States and Canada during the second and third quarters of 2022.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the nine months ended September 30, 2022 included:
•Net proceeds of $1,201.5 million primarily associated with borrowings under the Revolving Credit Facility, Term Loan A and the Accounts Receivable Securitization Program.
•Payment of dividends in the amount of $544.1 million on our common stock.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	48

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the nine months ended September 30, 2022 and 2021, organized by the type of the spending as described in our Current Report (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
NATURE OF CAPITAL SPEND	2022	2021
Growth Investment Capital Expenditures:
Data Center	$396,015	$209,097
Real Estate	114,374	60,558
Innovation and Other	30,808	15,445
Total Growth Investment Capital Expenditures	541,197	285,100
Recurring Capital Expenditures:
Real Estate	$44,294	$43,398
Non-Real Estate	52,442	52,153
Data Center	9,420	6,936
Total Recurring Capital Expenditures	106,156	102,487
Total Capital Spend (on accrual basis)	$647,353	$387,587
Net increase (decrease) in prepaid capital expenditures	(960)	279
Net decrease (increase) in accrued capital expenditures	(49,592)	31,110
Total Capital Spend (on cash basis)	$596,801	$418,976
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $950.0 million for the year ending December 31, 2022. Of this, we expect our capital expenditures for growth investment to be approximately $800.0 million, and our recurring capital expenditures to approach $155.0 million.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first nine months of 2022 and fiscal year 2021.
On November 3, 2022, we declared a dividend to our stockholders of record as of December 15, 2022 of $0.6185 per share, payable on January 5, 2023.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	49

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investments as of September 30, 2022 is related to cash and cash equivalents. See Note 2.f. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of September 30, 2022 is as follows (in thousands):

	SEPTEMBER 30, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$890,000	$(7,899)	$882,101
Term Loan A	243,750	—	243,750
Term Loan B	667,766	(4,059)	663,707
Australian Dollar Term Loan	193,140	(464)	192,676
UK Bilateral Revolving Credit Facility	155,887	(175)	155,712
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	445,392	(2,593)	442,799
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(1)	1,000,000	(7,110)	992,890
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(1)	825,000	(6,495)	818,505
5% Senior Notes due 2028 (the "5% Notes due 2028")(1)	500,000	(4,220)	495,780
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(1)	1,000,000	(10,126)	989,874
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(1)	1,300,000	(11,783)	1,288,217
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(1)	1,100,000	(10,471)	1,089,529
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(12,827)	737,173
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(1)	600,000	(5,711)	594,289
Real Estate Mortgages, Financing Lease Liabilities and Other	407,646	(643)	407,003
Accounts Receivable Securitization Program	316,700	(584)	316,116
Total Long-term Debt	10,395,281	(85,160)	10,310,121
Less Current Portion	(81,275)	—	(81,275)
Long-term Debt, Net of Current Portion	$10,314,006	$(85,160)	$10,228,846
(1)Collectively, the "Parent Notes".
See Note 7 to Notes to Consolidated Financial Statements included in our Current Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
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
On March 18, 2022, we borrowed the full amount of the Term Loan A. As of September 30, 2022, we had $890.0 million, $243.8 million and $668.5 million of outstanding borrowings under the Revolving Credit Facility, Term Loan A and Term Loan B, respectively. In addition, we also had various outstanding letters of credit totaling $3.8 million. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2022 was $1,356.2 million (which represents the maximum availability as of such date). Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder, subject to a cap contained therein.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	50

Part I. Financial Information

AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd. ("IM Australia"), a wholly owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350.0 million Australian dollars ("AUD Term Loan"). On March 18, 2022, IM Australia amended its AUD Term Loan to (i) extend the maturity date from September 22, 2022 to September 30, 2026 and (ii) decrease the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.875% to BBSY plus 3.625%. All other terms of the AUD Term Loan remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Current Report.
UK BILATERAL REVOLVING CREDIT FACILITY
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140.0 million British pounds sterling, which was fully drawn as of September 30, 2022. We have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility. On September 22, 2022, the UK Borrowers exercised their option to extend the maturity date from September 24, 2023 to September 24, 2024. All other material terms of the UK Bilateral Revolving Credit Facility remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Current Report.
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 29, 2022, we amended the Accounts Receivable Securitization Program to (i) increase the maximum borrowing capacity from $300.0 million to $325.0 million, with an option to increase the borrowing capacity to $400.0 million, (ii) change the interest rate under Accounts Receivable Securitization Program from LIBOR plus 1.0% to SOFR plus 0.95%, with a credit spread adjustment of 0.10% and (iii) extend the maturity date from July 1, 2023 to July 1, 2025, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Current Report.
CASH POOLING
During the third quarter of 2022, we entered into two new cash pooling arrangements with JP Morgan Chase Bank, N.A. ("JPM"), one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries ("QRSs") in the Europe, Middle East, and Africa regions (the "JPM QRS EMEA Cash Pool") and the other for our TRSs in the Europe, Middle East, and Africa regions (the "JPM TRS EMEA Cash Pool"). We continue to utilize our two other cash pooling arrangements with JPM, one of which we utilize to manage global liquidity requirements for our QRSs in the Asia Pacific region (the "JPM QRS APAC Cash Pool") and the other for our TRSs in the Asia Pacific region (the "JPM TRS APAC Cash Pool").
Additionally, we utilize two separate cash pooling arrangements with Bank Mendes Gans ("BMG"), one of which we utilize to manage global liquidity requirements for our QRSs (the "BMG QRS Cash Pool") and the other for our TRSs (the "BMG TRS Cash Pool").
LETTERS OF CREDIT
As of September 30, 2022, we had outstanding letters of credit totaling $37.2 million of which $3.8 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2022 and January 2033.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	51

Part I. Financial Information

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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit and Project Matterhorn. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, and (ii) events that are extraordinary, unusual or non-recurring.
Our leverage and fixed charge coverage ratios under the Credit Agreement as of September 30, 2022 are as follows:

	SEPTEMBER 30, 2022	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.2	Maximum allowable of 7.0
Fixed charge coverage ratio	2.5	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2022. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of September 30, 2022, we had $350.0 million in notional value outstanding on the interest rate swap agreements, which expire in March 2024. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	52

Part I. Financial Information

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
ACQUISITIONS
ITRENEW ACQUISITION
On January 25, 2022, we acquired an approximately 80% interest in ITRenew, at an agreed upon purchase price of $725.0 million, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid approximately $748.8 million and acquired approximately $30.7 million of cash on hand, for a net purchase price of approximately $718.1 million for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200.0 million and no more than $531.0 million (the "Deferred Purchase Obligation"). The maximum amount of the Deferred Purchase Obligation would require achievement of the targeted performance metrics at approximately two times the level that is assumed in our fair value estimate of the Deferred Purchase Obligation of $275.1 million. From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Condensed Consolidated Balance Sheet at September 30, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation will be included as a component of Other (income) expense, net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid.
OTHER 2022 ACQUISITIONS
In addition to the ITRenew Transaction, during the nine months ended September 30, 2022, in order to enhance our existing operations in Morocco and expand our fine arts operations in China - Hong Kong S.A.R. and North America, we completed the acquisition of a records management company, a fine arts company and the assets of a second fine arts company, for a total purchase price of approximately $11.0 million, including deferred purchase obligation, purchase price holdbacks and other deferred payments of approximately $4.6 million.
On October 5, 2022, in order to further expand our data center operations in Europe, we completed the acquisition of assets of XData Properties, a data center colocation space and solutions provider with a data center in Spain, for (i) cash consideration of 78.9 million Euros (or approximately $78.2 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition), subject to adjustments, and (ii) up to 10.0 million Euros (or approximately $9.9 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition) of additional consideration, payable based on the achievement of certain power connection milestones through December 2024.
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

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	53

Part I. Financial Information

In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited ("Web Werks"), a colocation data center provider in India. In connection with the formation of the Web Werks JV, we made an initial investment of approximately 3,750.0 million Indian rupees (or approximately $50.1 million, based upon the exchange rate between the United States dollar and Indian rupee as of the closing date of the initial investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. Under the terms of the Web Werks JV shareholder agreement, we are required to make additional investments over a period ending May 2023 totaling approximately 7,500.0 million Indian rupees. In August 2022, we made an additional investment of approximately 3,750.0 million Indian rupees (or approximately $46.1 million, based on the exchange rate between the United States dollar and Indian rupee as of the date of the additional investment) in exchange for an additional interest in the form of convertible preference shares in the Web Werks JV.
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at September 30, 2022 and December 31, 2021 are as follows (in thousands):

	SEPTEMBER 30, 2022		DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$97,877	55.40%	$51,140	38.50%
Joint venture with AGC Equity Partners	27,004	20.00%	26,167	20.00%
MakeSpace JV	—	—%	30,154	49.99%
Clutter JV	57,113	26.73%	—	—%

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	54

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2022 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	55

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended September 30, 2022, nor did we repurchase any shares of our common stock during the nine months ended September 30, 2022.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	57

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: November 3, 2022

IRON MOUNTAIN SEPTEMBER 30, 2022 FORM 10-Q	58