Form 10-K
period 2022-12-31
IRON MOUNTAIN INC
filed 2023-02-23
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13045
_________________________________________________________
IRON MOUNTAIN INCORPORATED
(Exact name of Registrant as Specified in Its Charter)
Delaware
(State or other jurisdiction of incorporation)
85 New Hampshire Avenue, Suite 150
Portsmouth, New Hampshire
(Address of principal executive offices)
23-2588479
(I.R.S. Employer Identification No.)
03801
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2022, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $13.9 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant’s Common Stock at February 17, 2023: 290,896,121
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the “Annual Report”) is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the fiscal year ended December 31, 2022.

IRON MOUNTAIN INCORPORATED
2022 FORM 10-K ANNUAL REPORT

PART I	01	ITEM 1.	BUSINESS
	09	ITEM 1A.	RISK FACTORS
	20	ITEM 1B.	UNRESOLVED STAFF COMMENTS
	20	ITEM 2.	PROPERTIES
	24	ITEM 3.	LEGAL PROCEEDINGS
	24	ITEM 4.	MINE SAFETY DISCLOSURES

PART II	26	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	26	ITEM 6.	[RESERVED.]
	26	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	58	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	59	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	59	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	60	ITEM 9A.	CONTROLS AND PROCEDURES
	62	ITEM 9B.	OTHER INFORMATION
	62	ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III	64	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	64	ITEM 11.	EXECUTIVE COMPENSATION
	64	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	64	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	64	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV	66	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	141	ITEM 16.	FORM 10-K SUMMARY

References in this Annual Report on Form 10-K for the year ended December 31, 2022 (this "Annual Report") to "the Company", "Iron Mountain", "we", "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes", "expects", "anticipates", "estimates", "plans", "intends", "pursue", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, grow our businesses (including through joint ventures), incorporate alternative technologies into our offerings, achieve satisfactory returns on new product offerings, continue our revenue management, expand and manage our global operations, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and transition to more sustainable sources of energy;
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
•changes in the political and economic environments in the countries in which we operate and changes in the global political climate;
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
•failures to implement and manage new IT systems;
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

Part I

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. MINE SAFETY DISCLOSURES

PART I
ITEM 1. BUSINESS.
BUSINESS OVERVIEW
We help organizations around the world protect their information, reduce storage costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and IT infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions, and providing data center space for enterprise-class colocation and hyperscale deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance, and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options. Our asset lifecycle management ("ALM") business allows us to provide end-to-end asset lifecycle services for hyperscale, corporate data center and corporate end-user device assets.
Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has more than 225,000 customers in a variety of industries in 60 countries around the world, as of December 31, 2022. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations, including approximately 95% of the Fortune 1000. As of December 31, 2022, we employed approximately 26,000 people. We are listed on the New York Stock Exchange (the "NYSE") and are a constituent of the Standard & Poor’s 500 Index and the MSCI REIT index. As of December 31, 2022, we were number 652 on the Fortune 1000.
We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
BUSINESS STRATEGY
OVERVIEW
Our company has been a market leader in the physical ecosystem supporting information storage and retrieval, as most businesses have relied on paper documents or computer tapes to store their valuable information. Over time, customers are increasing their digital information, with the new information storage ecosystem being a hybrid of physical and digital media. We are a different company to the one we have been in our past. The strategic journey we are on is driving this change and our focus remains on the four pillars outlined below to grow our business.

Continued growth in physical storage through revenue management as well as volume growth achieved in faster growing emerging markets and consumer and complementary business growth in developed markets
•We are establishing and enhancing leadership positions in higher-growth markets such as central and eastern Europe, Latin America, Asia and Africa, through both organic expansion and acquisitions in countries where GDP growth is faster and outsourcing information management is at an earlier stage.
•We continue to identify, acquire, incubate and scale complementary businesses and products to support our long-term growth objectives and drive solid returns on invested capital. These opportunities include our digital services and our ALM, Entertainment Services, Fine Arts and Consumer Storage (each as defined below) businesses.

Utilizing our global scale as well as over 70 years of customer trust to deliver differentiated data center offerings
•We have made significant progress in scaling our Global Data Center Business through acquisitions and organic growth, with 21 operating data centers across 19 global markets, either directly or through unconsolidated joint ventures.
•As of December 31, 2022, approximately 92% of our data center capacity was leased. With total potential capacity of 747 megawatts ("MW") in land and buildings currently owned or operated by us, we are among the largest global data center operators.

IRON MOUNTAIN 2022 FORM 10-K	1

Part I

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

Increased investment in our growth agenda, our business and customer-centric solutions
•We have established an investment strategy to fuel our growth. The investments we outlined in our plan for Project Matterhorn (as defined below) have been enabled by the success of Project Summit, which was completed in 2021, and informed by our established leadership position in the physical storage business, our expanding services such as Global Digital Solutions and ALM and our significant progress in the Global Data Center Business.

PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers’ needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives. Total costs related to Project Matterhorn during the year ended December 31, 2022 were approximately $41.9 million.
BUSINESS SEGMENTS
The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2022, 2021 and 2020, are set forth in Note 11 to Notes to Consolidated Financial Statements included in this Annual Report.

GLOBAL RIM BUSINESS

The Global Records and Information Management ("Global RIM") Business segment includes several distinct offerings.
Records Management, stores physical records and provides healthcare information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents ("Records Management") for customers in 60 countries around the globe. As of December 31, 2022, we stored approximately 730 million cubic feet of hardcopy records.
Data Management, provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations, server and computer backup services and related services offerings ("Data Management").
Global Digital Solutions, develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information ("Global Digital Solutions").
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
Entertainment Services, entertainment and media services which help industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets ("Entertainment Services").
Consumer Storage, provides on-demand, valet storage for consumers ("Consumer Storage") through a strategic partnership that utilizes data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.

2	IRON MOUNTAIN 2022 FORM 10-K

Part I

GLOBAL DATA CENTER BUSINESS

The Global Data Center Business segment provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure with secure, reliable and flexible data center options. The world’s most heavily regulated organizations have trusted us with their data centers for over 15 years, and as of December 31, 2022, five of the top 10 global cloud providers were Iron Mountain Data Center customers.

CORPORATE AND OTHER

Corporate and Other consists primarily of our Fine Arts and ALM businesses and other corporate items ("Corporate and Other").
Fine Arts, provides technical expertise in the handling, installation and storing of art ("Fine Arts").
ALM, provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets. ALM services are enabled by: secure logistics, chain of custody and complete asset traceability practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. Our ALM services focus on protecting and eradicating customer data while maintaining strong, auditable and transparent chain of custody practices.
Corporate and Other also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

IRON MOUNTAIN 2022 FORM 10-K	3

Part I

BUSINESS ATTRIBUTES
Our business has the following attributes:

Large, Diversified, Global Business
The world’s most heavily regulated organizations trust us with the storage of their records. Our mission-critical storage offerings and related services generated approximately $5.1 billion in annual revenue in 2022. Our business has a highly diverse customer base of more than 225,000 customers - with no single customer accounting for more than approximately 1% of revenue during the year ended December 31, 2022 - and operates in 60 countries globally. This presents a significant cross-sell opportunity for our expanding solutions, including digital, data center and ALM.

$5.1 billion
Annual revenue
225,000+
Customers
60
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

Comprehensive Information Management Solution
As an S&P 500 REIT with approximately 1,400 locations globally and with offerings spanning physical storage, digitization solutions and digital storage, we are positioned to provide a holistic offering to our customers. We are able to cater to our customers’ physical and digital needs and to help guide their digital transformation journey.

Significant Owner and Operator of Real Estate	We operate approximately 97 million square feet of real estate worldwide. Our owned real estate footprint spans nearly 23 million square feet.

Limited Revenue Cyclicality
Historically, economic downturns have not significantly affected our storage rental business. Due to the durability of our total global physical volumes, the success of our revenue management initiatives, and the growth of our Global Data Center Business, we believe we can continue to grow organic storage rental revenue over time.

Shifting Revenue Mix
We have identified a number of areas where we see opportunity for growth as we position ourselves to unlock greater value for our customers. These business lines, including Global Data Center, ALM, Fine Arts, Entertainment Services and Consumer Storage, represent markets with strong secular growth.

4	IRON MOUNTAIN 2022 FORM 10-K

Part I

In addition, our Global Data Center Business has the following attributes:

Large Data Center Platform with Significant Expansion Opportunity	As of December 31, 2022, we had 192 MW of leasable capacity with an additional 556 MW under construction or held for development.

Differentiated Compliance and Security
We offer comprehensive compliance support and physical and cyber security. Our Security-in-Depth approach to security includes a combination of technical and human security measures, and experienced senior military and public sector security leaders oversee our security. As of December 31, 2022, our data centers comply with one of the most comprehensive compliance programs in the industry, including enterprise-wide certified ISO 14001 and 50001 environmental and energy management systems. We also report globally on service organizational controls, as well as global ISO 27001 certification, and PCI-DSS compliance, and meet FISMA HIGH and FedRAMP controls in the United States.

Efficient Access and Flexibility
We have the ability to provide customers with a range of deployment options from one cabinet to an entire building, leveraging our global portfolio of hyperscale-ready and underground data centers. We also provide access to numerous carriers, cloud providers and peering exchanges with migration support and IT.

100% Green Powered Data Centers	As of December 31, 2022, our Global Data Center platform continues to match 100% of its consumption with renewable electricity procurement and benefits from low power usage effectiveness ("PUE"). We are one of the top 30 buyers of renewable energy among the Fortune 1000 and offer the Green Power Pass, which allows customers to include the power they consume at any Iron Mountain data centers as green power in their CDP, RE100, GRI, or other sustainability reporting.

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
Similarly, in our ALM business, we compete with both hyperscalers and individual corporate clients who manage their own asset recycling and management, as well as external competitors.
HUMAN CAPITAL MANAGEMENT
EMPLOYEES
As of December 31, 2022, we employed approximately 10,000 employees in the United States and approximately 16,000 employees outside of the United States. As of December 31, 2022, approximately 400 employees were represented by unions in North America and approximately 1,200 employees were represented by unions in Latin America. All union employees are currently under renewed labor agreements or operating under an extension agreement.

IRON MOUNTAIN 2022 FORM 10-K	5

Part I

BENEFIT PROGRAMS
We provide our employees with benefits that are designed to support their overall physical, financial, emotional and social well-being. These benefits vary by location but generally include health and welfare benefits, paid time off, and programs to support financial security. Additionally, employees are able to access emotional well-being resources through global employee assistance programs. Certain unionized employees receive benefits through unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, a significant portion of full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits or attainment of specific objectives for the unit in which they work.
COMPANY CULTURE
We recognize that an inspired culture is foundational to how we deliver on our purpose and create sustained growth and value for our shareholders. Iron Mountain's culture is deeply rooted in its enduring values: Act with Integrity, Own Safety and Security, Build Customer Value, Take Ownership and Promote Inclusion and Teamwork. While Iron Mountain is a culture of learning, collaboration, diversity and well-being, we know that culture overall comes down to what it feels like to work at Iron Mountain. This is why we celebrate and recognize our employees who consistently demonstrate Iron Mountain's values in measurable ways while inspiring others to do the same. We commit significant resources to sustaining a culture that enables voice and innovation, and facilitates trust, engagement, belonging and performance. We regularly survey our employees on a range of topics to measure our engagement and effectiveness and to obtain their views. In addition, we use data to gain insight to the global distribution of our employees, where they work, how they work and cost to serve. We use all of this information to drive increased employee engagement and success, as well as to refine our approach.
DIVERSITY, EQUITY AND INCLUSION
At Iron Mountain, we believe that an inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. As one of our five core company values, Promoting Inclusion and Teamwork is a behavior all of our employees are expected to demonstrate every day. We have prioritized diversity, equity and inclusion ("DEI") as part of our corporate-wide strategic goals. Steps we have taken to create and sustain a more diverse, equitable and inclusive environment include: hiring a Global Chief Diversity, Equity & Inclusion Officer with significant DEI experience to lead our cultural transformation, and to lead us on the path to creating an environment of inclusiveness and belonging. Our Global Chief Diversity, Equity & Inclusion Officer works closely with our executive team, Human Resources, Environmental, Social and Governance ("ESG") and the DEI Councils and our Employee Resource Groups, all of whom support our DEI strategy in a variety of capacities. We also have a Global DEI Council which is comprised of the executive team and is chaired by our Chief Executive Officer. The Global DEI Council supports our DEI strategy and initiatives, monitors the progress of DEI initiatives and the enterprise goals, ensures accountability based upon identified measures and goals and communicates DEI progress to stakeholders. In 2021, we established the following goals: by 2025, women will represent at least 40% of global leadership roles and individuals from historically underrepresented groups will represent at least 30% of US leadership roles. The Global DEI Council is not only responsible for providing the resources to help us reach our goals but also acting aggressively to retain our talent. We review and revise our systems, policies and processes to ensure that our organizational structures facilitate inclusiveness and accountability. We ensure that our recruiting efforts reflect our diversity goals and we launch, expand and support Employee Resource Groups, who meet and connect on shared characteristics and life experiences that can prove impactful to our business, our customers and our employees.
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
INSURANCE
For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Other types of insurance that we carry, which are also subject to certain policy conditions, sublimits and deductibles, include medical, workers’ compensation, general liability, umbrella, automobile, professional, cyber, warehouse legal liability and directors’ and officers’ liability policies.

6	IRON MOUNTAIN 2022 FORM 10-K

Part I

GOVERNMENT REGULATION
We are required to comply with numerous laws and regulations covering a wide variety of subject matters which may have a material effect on our capital expenditures, earnings and competitive position.
For example, some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances, this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken environmental reviews of all of our properties. We therefore may be potentially liable for environmental costs and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.
We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.
In addition, we are subject to numerous laws and regulations relating to data privacy and cybersecurity, which are complex, change frequently and have tended to become more stringent over time. We have an established privacy compliance framework and devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with these laws and regulations, and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, these laws and regulations could negatively impact our operations, result in the imposition of fines and penalties, liability and litigation, significant costs and expenses and reputational harm.
For more information about laws and regulations that could affect our business, see "Item 1A. Risk Factors" included in this Annual Report.
SUSTAINABILITY
At Iron Mountain, we are using our influence and expertise to drive innovations that will not only protect and elevate the power of our customers’ work, but make a lasting, positive impact on people, planet, and performance. Our four focus areas, where we can deliver uniquely through owned operations and customers' enablement, are safeguarding our customers’ information, empowering employees, serving our communities, and protecting the environment.
Iron Mountain is committed to sustainable growth and this is highlighted through initiatives and targets within the company. We have publicly adopted 20 goals to address our environmental footprint, corporate philanthropy and volunteerism and DEI practices. As signatories of The Climate Pledge, we are on a path to reach net zero greenhouse gas emissions by 2040. As an employer, we are committed to the safety and well-being of our employees and strive to cultivate a culture of inclusion that values diverse perspectives across our global workforce. Iron Mountain and its employees also make a social impact in the communities in which we operate through charitable giving and volunteerism.
Our work continues to receive recognition. We are ranked 44th on Newsweek’s 2023 list of America’s Most Responsible Companies, and are ranked 4th within our industry. We have received a 100% score on the Human Rights Campaign Corporate Equality Index every year since 2018.
Iron Mountain is committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a member of the FTSE4Good Index, MSCI World ESG Index, MSCI World Climate Change Index and MSCI USA ESG Select Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the "About Us" section of our website, www.ironmountain.com, under the heading "Corporate Responsibility". We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report. In addition, we continue to work to further align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures to disclose climate-related financial risks and opportunities, and in 2022 we completed our first climate scenario analysis. The process brought together our most senior leaders from across all business units and functions to explore the potential impacts of climate change related to several different warming scenarios. The analysis resulted in the identification of three strategic areas where Iron Mountain should focus its future discussions regarding climate resilience, which include physical impacts, business strategy and innovation, and reputational and societal risks.

IRON MOUNTAIN 2022 FORM 10-K	7

Part I

STRONG ENVIRONMENTAL FOCUS
•Iron Mountain provides a Green Power Pass solution in the Data Center market to help customers manage their carbon footprint.
•A part of RE100 and EV100 Initiatives - commitment to use renewable energy sources for 100% of our worldwide electricity by 2040 and convert 100% of our company cars and 50% of our vans to electric vehicles by 2030.
•Founding signatory of the 24/7 Carbon Free Energy (CFE) compact. As of end 2022, Iron Mountain has over 100 locations across the United States with the ability to track and match renewable energy usage on an hourly basis.
•80% of our global electricity use was from renewable sources in 2021.
•Reduced GHG emissions by 60% (since 2016) as part of our Science Based Target and net zero by 2040 commitment.
•Received a 100% on the Human Rights Campaign Corporate Equality Index every year since 2018.

INTERNET WEBSITE
Our Internet address is www.ironmountain.com. Under the "Investors" section on our website, we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, finance, nominating and governance, risk and safety, and technology committees are available on the "Investors" section of our website, www.ironmountain.com, under the heading "Corporate Governance".

8	IRON MOUNTAIN 2022 FORM 10-K

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
As part of our strategic growth plan, including Project Matterhorn, we expect to invest in our existing businesses, including records and information management storage and services businesses in our higher-growth markets, data centers, ALM business and other complementary businesses, and in new businesses, business strategies, products, services, technologies and geographies. These initiatives may involve significant risks and uncertainties, including:
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
•our inability to manage the budgeting, forecasting and other process control issues presented by future growth, particularly with respect to new lines of business;
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
If stored records and tapes become less active our service revenue growth and profits from related services may decline.
Our Records Management and Data Management service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active and more archival. The amount of information available to customers digitally or in their own information systems has been steadily increasing in recent years, and we believe this trend will continue. As a result, our customers are less likely than they have been in the past to retrieve records and rotate tapes, thereby reducing their activity levels. At the same time, many of our costs related to records and tape related services remain relatively fixed. In addition, our reputation for providing secure information storage is critical to our success, and actions to manage cost structure, such as outsourcing certain transportation, security or other functions, could negatively impact our reputation and adversely affect our business, and, if we are unable to appropriately align our cost structure with decreased levels of service activity, our operating results could be adversely affected.

IRON MOUNTAIN 2022 FORM 10-K	9

Part I

Our customers may shift from paper and tape storage to alternative technologies that may shift our revenue mix away from storage revenue.
We derive substantial revenues from rental fees for the storage of physical records and computer backup media and from storage related services. Storage volume and/or demand for our traditional storage related services may decline as our customers adopt alternative storage technologies or as retention requirements evolve, which may require significantly less space than traditional physical records and tape storage. While volumes in our Global RIM Business segment were relatively steady in 2022 and we expect them to remain relatively consistent in the near term, we can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses. In addition, the digitization of records may shift our revenue mix from the more predictable storage revenue to service revenue, which is inherently more volatile.
We and our customers are subject to laws and governmental regulations relating to data privacy and cybersecurity and our customers’ demands in this area are increasing. This may cause us to incur significant expenses and non-compliance with such regulations and demands could harm our business.
We and our customers are subject to numerous laws and regulations relating to data privacy and cybersecurity. These regulations are complex, change frequently and have tended to become more stringent over time. In addition, a growing number of regulatory bodies have adopted data breach notification requirements and increased enforcement of regulations regarding the use, access, accuracy and security of personal information. Finally, as a result of the continued emphasis on information security and instances in which personal information has been compromised, our customers are requesting that we take increasingly sophisticated measures to enhance security and comply with data privacy regulations, and that we assume higher liability under our contracts.
We have an established privacy compliance framework and devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with global laws and regulations, our customers’ data privacy and security demands, and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, laws and regulations or customer requirements could negatively impact our operations, result in the imposition of fines and penalties, contractual liability and litigation, significant costs and expenses and reputational harm.
Attacks on our internal IT systems could damage our reputation, cause us to lose revenues, and adversely affect our business, financial condition and results of operations.
Our reputation for providing secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, and incur significant costs to do so, our IT and network infrastructure has in the past been and may in the future be vulnerable to attacks by hackers, including state-sponsored organizations with significant financial and technological resources, breaches due to employee error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service, and ransomware), which may involve a privacy breach requiring us to notify regulators, clients or employees and enlist identity theft protection. Moreover, until we have migrated businesses we acquire onto our IT systems or ensured compliance with our information technology security standards, we have in the past and may in the future face additional risks because of the continued use of predecessor IT systems. We have outsourced, and expect to continue to outsource, certain support services, including cloud storage systems and cloud computing services, to third parties, which has in the past and may in the future subject our IT and other sensitive information to additional risk. In addition, the continuation of remote work arrangements following the COVID-19 pandemic has increased and could further increase our cybersecurity risks. A successful breach of the security of our IT systems could lead to theft or misuse of our customers’ proprietary or confidential information or our employees’ personal information and result in third party claims against us, regulatory penalties, and reputational harm. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.
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

10	IRON MOUNTAIN 2022 FORM 10-K

Part I

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
Over the past several years, our organic revenue growth has been positively impacted by our ability to effectively introduce, expand and monitor revenue management. If we are not able to continue and effectively manage pricing, our results of operations could be adversely affected and we may not be able to execute on our strategic growth plan.
Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in contract interpretation.
Our customer contracts typically contain standardized provisions limiting our liability regarding the services we perform and the loss or destruction of, or damage to, records, information, or other items stored with us; however, some of our contracts with large customers and some of the contracts assumed in our acquisitions contain no such limits or contain non-standard limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as we expand our operations into new businesses, including digital solutions and the storage of valuable items, and respond to customer demands for higher limitation of liability, our exposure to contracts with higher or no limitations of liability and disputes with customers over contract interpretation may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms or with high enough coverage amounts to cover losses to us in connection with customer contract disputes.

IRON MOUNTAIN 2022 FORM 10-K	11

Part I

As a global company, we are subject to the unique risks of operating in many countries.
As of December 31, 2022, we operated in 60 countries. The global nature of our business and our growth strategy, which includes continued acquisitions and investments in countries where we do not currently operate, is subject to numerous risks, including:
•fluctuations of currency exchange rates in the markets in which we operate;
•the impact of laws and regulations that apply to us in countries where we operate; in particular, we are subject to sanctions and anti-corruption laws, such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, our employees, partners, contractors or agents may violate or circumvent such policies and the law;
•costs and difficulties associated with managing global operations, including cross border sales;
•the volatility of certain economies in which we operate;
•political uncertainties and changes in the global political climate or other global events, such as trade wars or global pandemics, which may create additional risk in relation to our global operations, which may become more pronounced as we consolidate operations across countries and need to move data across borders;
•the risk that business partners upon whom we depend for technical assistance or management and acquisition expertise in some markets will not perform as expected;
•difficulties attracting and retaining local management and key employees to operate our business in certain countries; and
•cultural differences and differences in business practices and operating standards, as well as risks and challenges in expanding into countries where we have no prior operational experience.
If we fail to meet our commitment to transition to more renewable and sustainable sources of energy, it may negatively impact our ability to attract and retain customers, employees and investors who focus on this commitment. Furthermore, changes to environmental laws and standards may increase the cost to operate some of our businesses. This could impact our results of operations, our competitiveness and the trading value of our stock.
We have made a commitment to prioritize sustainable energy practices, reduce our carbon footprint and transition to more renewable and sustainable sources of energy, particularly in our Global Data Center Business. We have made progress towards reducing our carbon footprint, but if we are not successful in continuing this reduction or if our customers, employees and investors are not satisfied with our sustainability efforts, it may negatively impact our ability to attract and retain customers, employees and investors who focus on this commitment. This could negatively impact our results of operations and the trading of our stock.
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
•if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose or be required to contribute unplanned capital; and
•our partners may have economic, tax or other interests or goals that are inconsistent with our interests or goals, and that could affect our ability to negotiate satisfactory joint venture terms, to operate the property or business or maintain our qualification for taxation as a REIT.
Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and operating results may be adversely affected.

12	IRON MOUNTAIN 2022 FORM 10-K

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
We purchase significant amounts of electricity and water for cooling from suppliers that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our suppliers’ compliance costs that may be passed through to us or otherwise constrain the availability of such resources. In addition, climate change may increase the likelihood that our data centers are affected by some of these factors.
While these risks could impact our overall business, they could have a more significant impact on our Global Data Center Business, where we have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage at our data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage at our data centers could also result in lost profits or other indirect or consequential damages to our customers, which could in turn result in contractual liability to our customers or impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our results of operations.
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
Expanding our Global Data Center Business requires significant capital commitments. In addition, we may be required to commit significant operational and financial resources in connection with the organic growth of our Global Data Center Business, generally 12 to 18 months in advance of securing customer contracts, and we may not have enough customer demand to support these data centers when they are built. We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, as well as supply chain and logistical challenges. Additional or unexpected disruptions to our supply chain or continued inflationary pressures could significantly affect the cost or timing of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new data centers under construction.
All construction related data center projects require us to carefully select and rely on the experience of one or more design firms, general contractors, and associated subcontractors during the design and construction process. Should a design firm, general contractor, significant subcontractor, or key supplier experience financial or operational problems during the design or construction process, fail to perform properly or at all, we could experience significant delays, increased costs to complete the project, and other negative impacts to the expected return on our committed capital.
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

IRON MOUNTAIN 2022 FORM 10-K	13

Part I

Our ALM business may be subject to additional risks, including those related to its client and geographic concentration, government trade policies, and macroeconomic conditions.
A significant portion of the revenue from our ALM business is derived from a limited number of clients and tied to cyclical projects involving the decommissioning and destruction of IT assets and the disposition of components of such assets to purchasers in concentrated geographies. Though we generally enter into long-term contracts with such clients, the volume of work we perform for specific clients may vary over the life of each contract due to various factors including changes in client behavior or macroeconomic conditions impacting the availability of new IT assets in the marketplace. There can be no assurance that we will be able to retain our current volumes, existing clients or that, if we were to lose one or more of our significant clients, we would be able to replace such clients with clients that generate a comparable amount of revenue. Further, many of the purchasers of the decommissioned IT asset components are geographically concentrated, particularly within mainland China. If governments enact trade policies that restrict the export of IT assets into China or other markets in which we sell decommissioned IT asset components, or increase the enforcement of such policies, then the revenue from the sale of these assets may be negatively impacted. Additionally, uncertain macroeconomic conditions, particularly within mainland China, may reduce our purchasers’ demand for the IT asset components that we sell, thereby reducing our revenues and earnings.
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
As of December 31, 2022, we operated approximately 1,400 facilities worldwide, including approximately 600 in the United States, and face special risks attributable to the real estate we own or lease. Such risks include:
•acquisition and occupancy costs that make it difficult to meet anticipated margins and difficulty locating suitable facilities due to a relatively small number of available buildings having the desired characteristics in some real estate markets;
•increases in rent expense and property taxes as a result of the increasing demand for industrial real estate;
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
•liability under environmental laws for the costs of investigation and cleanup of contaminated real estate owned or leased by us, whether or not (i) we know of, or were responsible for, the contamination, or (ii) the contamination occurred while we owned or leased the property; and
•costs of complying with fire protection and safety standards.
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

14	IRON MOUNTAIN 2022 FORM 10-K

Part I

Unexpected events, including those resulting from climate change or geopolitical events, could disrupt our operations and adversely affect our reputation and results of operations.
Unexpected events, including fires or explosions at our facilities, war or other military conflict, terrorist activities, natural disasters such as earthquakes and wildfires, unplanned power outages, supply disruptions, failure of equipment or systems, and severe weather events, such as droughts, heat waves, hurricanes, and flooding, could adversely affect our reputation and results of operations through physical damage to our facilities and equipment and through physical damage to, or disruption of, local infrastructure. During the past several years we have seen an increase in the frequency and intensity of severe weather events and we expect this trend to continue due to climate change. Some of our key facilities worldwide are vulnerable to severe weather events, and global weather pattern changes may also pose long-term risks of physical impacts to our business. Our customers rely on us to securely store and timely retrieve their critical information, and, while we maintain disaster recovery and business continuity plans that would be implemented in these situations, these unexpected events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our reputation and results of operations. In addition, these unexpected events could negatively impact our reputation if such events result in adverse publicity, governmental investigations or litigation or if customers do not otherwise perceive our response to be adequate.
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
RISKS RELATED TO OUR INDEBTEDNESS
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.
As of December 31, 2022, our total long-term debt was approximately $10,650.3 million, stockholders equity was approximately $636.7 million and we had cash and cash equivalents of approximately $141.8 million. Our indebtedness could have important consequences to our current and potential investors. These risks include:
•inability to satisfy our obligations with respect to our various debt instruments;
•inability to make borrowings to fund future working capital, capital expenditures and strategic growth opportunities, including acquisitions, further organic development of, and investment into, our Global Data Center Business, ALM and Fine Arts businesses and other service offerings, and other general corporate requirements, including possible required repurchases, redemptions or prepayments of our various indebtedness;
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
Certain of our indebtedness, including indebtedness under our credit agreement, is paid at floating interest rates, and as a result, our interest expense or the cost of our debt may increase due to rising interest rates or changes to benchmark rates.

IRON MOUNTAIN 2022 FORM 10-K	15

Part I

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
Upon the occurrence of a "change of control", as defined in our indentures, we will be required to offer to repurchase all of our outstanding senior notes. However, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of any outstanding notes or that restrictions in our Credit Agreement will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.
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
We have elected to be taxed as a REIT for federal income tax purposes beginning with our 2014 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code of 1986, as amended (the "Code"), such that we will continue to qualify for taxation as a REIT. However, we can provide no assurance that we will remain qualified for taxation as a REIT. We also have invested in a subsidiary that intends to elect to be taxed as a REIT and therefore must independently satisfy all REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, it may cause us to fail to remain qualified for taxation as a REIT. If we fail to remain qualified for taxation as a REIT, including as a result of a cascading failure of any subsidiary REIT to remain qualified as a REIT, we will be subject to federal income taxation at corporate income tax rates unless certain relief provisions apply.
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

16	IRON MOUNTAIN 2022 FORM 10-K

Part I

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
In order to satisfy our REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if our financial condition or the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Furthermore, the REIT distribution requirements and our commitment to investors on dividend growth may result in increasing our financing needs to fund capital expenditures, future growth and expansion initiatives, which would increase our indebtedness. An increase in our outstanding debt could lead to a downgrade of our credit ratings, which could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see "Risks Related to Our Indebtedness".
Complying with REIT requirements may limit our flexibility, cause us to forgo otherwise attractive opportunities that we would otherwise pursue to execute our strategic growth plan, or otherwise reduce our income and amounts available for distribution to our stockholders.
To remain qualified for taxation as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries ("TRSs"), and, to that extent, limit our opportunities and our flexibility to change our business strategy and execute on our strategic growth plan. This may restrict our ability to acquire certain businesses, enter into joint ventures or acquire minority interests of companies. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.
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

IRON MOUNTAIN 2022 FORM 10-K	17

Part I

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
Our operations include an extensive use of TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (i) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (ii) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our operations are conducted overseas, and a material change in foreign currency rates could also affect the value of our foreign holdings in our TRSs, negatively impacting our ability to remain qualified for taxation as a REIT.
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
A portion of our business is conducted through TRSs because certain of our business activities could generate nonqualifying REIT income as currently structured and operated. The income of our domestic TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations will continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.
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
Dividends payable by United States corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced United States federal income tax rates applicable to "qualified dividends". Distributions paid by REITs generally are not treated as "qualified dividends" under the Code, and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate stockholders that meet specified holding period requirements are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate "qualified" dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.

18	IRON MOUNTAIN 2022 FORM 10-K

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
At any time, the federal or state income tax laws governing REITs, the administrative interpretations of those laws, or local laws impacting our REIT structure for our international operations may be amended. Federal, state and local tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury ("Treasury") and state and local taxing authorities. Changes to the tax laws, regulations and administrative interpretations or local laws governing our international operations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-United States TRSs, or how we have structured our operations outside the United States to comply with REIT qualification requirements. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations, administrative interpretations or local laws applicable to us may be changed or if such laws would impact our ability to remain qualified for taxation as a REIT or the costs of doing so.
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

IRON MOUNTAIN 2022 FORM 10-K	19

Part I

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
We are highly dependent on skilled and qualified personnel to operate our businesses. Furthermore, our contracts with the United States Government require us to use personnel with security clearances, and we may not be successful or may experience delays in attracting, training or retaining qualified personnel with the requisite skills or security clearances. The failure to attract and retain qualified employees or to effectively control our labor costs could negatively affect our competitive position and operating results. Our ability to control labor costs and attract qualified personnel is subject to numerous external factors, including prevailing wages, labor shortages, the impact of legislation or regulations governing wages and hours, labor relations, immigration, healthcare and other benefits, other employment-related costs and the hiring practices of our competitors.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
As of December 31, 2022, we conducted operations through 1,143 leased facilities and 237 owned facilities. Our facilities are divided among our reportable segments and Corporate and Other as follows: Global RIM Business (1,303), Global Data Center Business (20) and Corporate and Other (57). These facilities contain a total of approximately 96.8 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

20	IRON MOUNTAIN 2022 FORM 10-K

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
North America
United States (Including Puerto Rico)
Alabama	3	305,168	—	—	3	305,168
Arizona	7	458,816	6	1,207,281	13	1,666,097
Arkansas	2	63,604	—	—	2	63,604
California	74	7,038,267	9	942,356	83	7,980,623
Colorado	7	426,051	4	484,490	11	910,541
Connecticut	5	312,797	3	527,666	8	840,463
Delaware	3	239,640	1	120,921	4	360,561
District of Columbia	1	1,670	—	—	1	1,670
Florida	36	2,853,687	1	119,374	37	2,973,061
Georgia	12	940,981	2	129,611	14	1,070,592
Idaho	1	45,000	—	—	1	45,000
Illinois	15	1,332,038	7	1,309,975	22	2,642,013
Indiana	6	344,516	—	—	6	344,516
Iowa	3	148,902	1	14,200	4	163,102
Kansas	4	569,161	—	—	4	569,161
Kentucky	2	64,000	4	418,760	6	482,760
Louisiana	4	388,475	—	—	4	388,475
Maine	—	—	1	95,000	1	95,000
Maryland	21	2,115,409	1	19,001	22	2,134,410
Massachusetts	9	636,776	6	933,102	15	1,569,878
Michigan	16	1,008,556	1	39,502	17	1,048,058
Minnesota	11	878,128	—	—	11	878,128
Mississippi	3	201,300	—	—	3	201,300
Missouri	13	1,598,233	1	25,120	14	1,623,353
Montana	3	38,548	—	—	3	38,548
Nebraska	1	34,560	2	266,733	3	301,293
Nevada	11	294,248	1	107,041	12	401,289
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	28	3,194,278	8	2,476,635	36	5,670,913
New Mexico	2	114,473	—	—	2	114,473
New York	19	1,016,433	10	970,800	29	1,987,233
North Carolina	21	1,031,135	1	97,000	22	1,128,135
Ohio	12	1,004,283	4	250,291	16	1,254,574
Oklahoma	4	196,044	—	—	4	196,044
Oregon	12	438,586	—	—	12	438,586
Pennsylvania	22	2,258,440	3	2,062,761	25	4,321,201
Puerto Rico	4	237,969	1	54,352	5	292,321
Rhode Island	1	70,159	1	12,748	2	82,907
South Carolina	5	261,011	2	214,238	7	475,249
Tennessee	5	256,743	4	63,909	9	320,652
Texas	36	2,145,170	19	1,838,880	55	3,984,050
Utah	2	78,148	1	90,553	3	168,701
Vermont	1	35,200	—	—	1	35,200
Virginia	17	1,533,701	4	375,791	21	1,909,492
Washington	9	820,825	4	180,228	13	1,001,053
West Virginia	2	105,502	—	—	2	105,502
Wisconsin	5	379,857	1	10,655	6	390,512
Total United States	480	37,516,488	115	15,605,441	595	53,121,929
Canada	44	3,036,929	15	1,713,060	59	4,749,989
Total North America	524	40,553,417	130	17,318,501	654	57,871,918

IRON MOUNTAIN 2022 FORM 10-K	21

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International
Argentina	2	134,753	4	298,864	6	433,617
Australia	41	2,990,138	1	13,885	42	3,004,023
Austria	3	65,924	1	58,771	4	124,695
Bahrain	2	33,659	—	—	2	33,659
Belgium	4	202,106	1	104,391	5	306,497
Brazil	38	2,594,240	6	291,280	44	2,885,520
Bulgaria	1	68,889	—	—	1	68,889
Chile	3	7,115	17	667,790	20	674,905
China Mainland (including China - Hong Kong S.A.R., China-Taiwan and China-Macau S.A.R.)	48	1,970,749	1	20,518	49	1,991,267
Colombia	17	784,395	—	—	17	784,395
Croatia	1	26,049	1	36,447	2	62,496
Cyprus	2	51,118	2	46,246	4	97,364
Czech Republic	7	152,889	—	—	7	152,889
Denmark	3	161,361	—	—	3	161,361
Egypt	1	54,304	1	163,611	2	217,915
England	66	4,577,247	18	598,009	84	5,175,256
Estonia	1	38,861	—	—	1	38,861
Eswatini	3	6,997	—	—	3	6,997
Finland	3	95,896	—	—	3	95,896
France	31	2,126,805	12	936,486	43	3,063,291
Germany	16	894,412	3	308,504	19	1,202,916
Greece	6	608,081	—	—	6	608,081
Hungary	7	350,898	—	—	7	350,898
India	66	3,211,105	—	—	66	3,211,105
Indonesia	16	487,101	2	58,965	18	546,066
Ireland	4	345,962	3	158,558	7	504,520
Jordan	1	107,639	—	—	1	107,639
Kuwait	2	11,626	—	—	2	11,626
Latvia	2	50,681	—	—	2	50,681
Lesotho	2	4,736	—	—	2	4,736
Lithuania	2	60,543	—	—	2	60,543
Malaysia	10	495,755	—	—	10	495,755
Mexico	10	478,471	8	585,885	18	1,064,356
Morocco	9	665,554	—	—	9	665,554
The Netherlands	7	522,687	1	37,355	8	560,042
New Zealand	6	413,959	—	—	6	413,959
Northern Ireland	3	129,083	—	—	3	129,083
Norway	5	194,321	—	—	5	194,321
Oman	2	60,202	—	—	2	60,202
Peru	2	47,265	10	433,770	12	481,035
Philippines	10	349,132	—	—	10	349,132
Poland	19	801,189	—	—	19	801,189
Romania	8	451,954	—	—	8	451,954
Saudi Arabia	7	400,687	—	—	7	400,687
Scotland	3	139,722	3	324,751	6	464,473
Serbia	3	118,380	—	—	3	118,380
Singapore	7	305,223	3	345,056	10	650,279
Slovakia	5	172,769	—	—	5	172,769
South Africa	15	464,345	—	—	15	464,345
South Korea	8	257,233	—	—	8	257,233
Spain	28	655,746	6	220,199	34	875,945
Sweden	8	1,049,181	—	—	8	1,049,181
Switzerland	12	283,857	—	—	12	283,857
Thailand	4	267,989	2	105,487	6	373,476

22	IRON MOUNTAIN 2022 FORM 10-K

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International (continued)
Turkey	9	683,641	—	—	9	683,641
Ukraine	10	208,050	—	—	10	208,050
United Arab Emirates	7	702,524	1	434,442	8	1,136,966
Vietnam	1	54,767	—	—	1	54,767
Total International	619	32,649,965	107	6,249,270	726	38,899,235
Total	1,143	73,203,382	237	23,567,771	1,380	96,771,153
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
Our total building utilization and total racking utilization as of December 31, 2022 in Records Management and Data Management are as follows:

RECORDS MANAGEMENT(1)		DATA MANAGEMENT
BUILDING UTILIZATION	RACKING UTILIZATION	BUILDING UTILIZATION	RACKING UTILIZATION
81%	89%	44%	61%
(1)Total building utilization and total racking utilization for Records Management includes the utilization for Global Digital Solutions and Consumer Storage.
See Note 2.j. to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our minimum annual lease commitments as a lessee.
See Schedule III—Schedule of Real Estate and Accumulated Depreciation in this Annual Report for information regarding the cost, accumulated depreciation and encumbrances associated with our owned real estate.
The following table sets forth a summary of the lease expirations for leases in place related to our Global Data Center Business, for which we are the lessor, as of December 31, 2022. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

YEAR	NUMBER OF LEASES EXPIRING	TOTAL MEGAWATTS EXPIRING	PERCENTAGE OF TOTAL MEGAWATTS EXPIRING	ANNUALIZED TOTAL CONTRACT RENT EXPIRING (IN THOUSANDS)	PERCENTAGE OF TOTAL CONTRACT VALUE ANNUALIZED RENT
2023	582	22.3	7.0%	$65,831	15.7%
2024	331	17.7	5.6%	48,342	11.5%
2025	251	28.9	9.1%	65,643	15.7%
2026	88	21.8	6.9%	38,298	9.1%
2027	31	8.2	2.6%	17,655	4.2%
2028	28	47.8	15.1%	57,131	13.6%
2029	6	22.3	7.0%	19,605	4.7%
Thereafter	17	147.9	46.7%	106,713	25.5%
Total	1,334	316.9	100.0%	$419,218	100.0%

IRON MOUNTAIN 2022 FORM 10-K	23

Part I

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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

24	IRON MOUNTAIN 2022 FORM 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NYSE under the symbol "IRM". The closing price of our common stock on the NYSE on February 17, 2023 was $52.60. As of February 17, 2023, there were 3,653 holders of record of our common stock. See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended December 31, 2022, nor did we repurchase any shares of our common stock during the three months ended December 31, 2022.
ITEM 6. [RESERVED.]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.
This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page iii of this Annual Report and "Item 1A. Risk Factors" beginning on page 9 of this Annual Report.

26	IRON MOUNTAIN 2022 FORM 10-K

Part II

OVERVIEW
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn, our global program designed to accelerate the growth of our business. Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives. Total costs related to Project Matterhorn during the year ended December 31, 2022 were approximately $41.9 million and are included in Restructuring and other transformation in our Consolidated Statement of Operations. There were no Restructuring and other transformation costs related to Project Matterhorn for the year ended December 31, 2021.
ACQUISITION OF ITRENEW
On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in Intercept Parent, Inc. ("ITRenew"). From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. ITRenew is presented in Corporate and Other and primarily operates in the United States. See Acquisitions within the Liquidity and Capital Resources section below for additional information.
PROJECT SUMMIT
In October 2019, we announced Project Summit, our global program designed to better position us for future growth and achievement of our strategic objectives. As of December 31, 2021, we completed Project Summit. As a result of the program, we simplified our global structure, rebalanced resources to focus on higher growth areas, realigned our management structure to create a more dynamic, agile organization, made investments to enhance the customer experience and leveraged new technology solutions that enabled us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate. Project Summit improved annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021, of which approximately $50.0 million and $160.0 million were realized in 2022 and 2021, respectively.
The implementation of Project Summit resulted in total restructuring costs of approximately $450.0 million that primarily consisted of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs. Total restructuring costs included in Restructuring and other transformation in our Consolidated Statements of Operations for the year ended December 31, 2021 were $206.4 million. As Project Summit was completed as of December 31, 2021, there were no restructuring costs for Project Summit for the year ended December 31, 2022.
DIVESTMENTS AND DECONSOLIDATIONS
OSG RECORDS MANAGEMENT (EUROPE) LIMITED DECONSOLIDATION
On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in our acquisition of OSG Records Management (Europe) Limited, excluding Ukraine ("OSG Deconsolidation"). We recognized a loss of approximately $105.8 million associated with the deconsolidation to Other (income) expense, net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and the subsequent remeasurement of the retained investment to a fair value of zero. These businesses represented approximately $44.9 million of total revenues and $7.2 million of total net income for the year ended December 31, 2021.
INTELLECTUAL PROPERTY MANAGEMENT BUSINESS DIVESTMENT
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, which we predominantly operated in the United States, for total gross consideration of approximately $215.4 million (the "IPM Divestment"). As a result of the IPM Divestment, we recorded a gain on sale of approximately $179.0 million to Other (income) expense, net during the year ended December 31, 2021, representing the excess of the fair value of the consideration received over the sum of the carrying value of the IPM business. Our IPM business represented approximately $14.2 million and $6.8 million of total revenues and total net income, respectively, for the year ended December 31, 2021.

IRON MOUNTAIN 2022 FORM 10-K	27

Part II

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•We have experienced steady volume in our Global RIM Business segment, with organic storage rental revenue growth driven primarily by revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume to be relatively stable in the near term.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth in 2023 to benefit from our new and existing digital offerings, as well as our traditional services.
•We expect continued total revenue and Adjusted EBITDA growth in 2023 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
•We expect the impact of a stronger US dollar to create headwinds on reported total revenue and Adjusted EBITDA growth in 2023 against prior periods.
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of (i) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period, and (ii) the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets; (3) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, and consulting services; and (4) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout. Our Records Management and Data Management service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active and more archival. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
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

28	IRON MOUNTAIN 2022 FORM 10-K

Part II

Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the year ended December 31, 2022 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

16%
Product Cost of Sales and Other
7%
Transportation
37%
Labor
40%
Facilities

26%
Sales, Marketing and Account Management
74%
General, Administrative and Other

Trends in facility occupancy costs are impacted by:
•the total number of facilities we occupy;
•the mix of properties we own versus properties we lease;
•fluctuations in per square foot occupancy costs; and
•the levels of utilization of these properties.
Trends in total wages and benefits in dollars and as a percentage of total revenue are influenced by:
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
•The overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American operations, which may result in an increase in selling, general and administrative expenses as a percentage of revenue as our international operations become a larger percentage of our consolidated results.

Our depreciation and amortization charges result primarily from depreciation related to storage systems, which include racking structures, buildings, building and leasehold improvements and computer systems hardware and software. Amortization relates primarily to customer and supplier relationship intangible assets, contract fulfillment costs and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.
Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2021 results at the 2022 average exchange rates. Constant currency growth rates are a non-GAAP measure.

IRON MOUNTAIN 2022 FORM 10-K	29

Part II

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE STRENGTHENING / (WEAKENING) OF FOREIGN CURRENCY
	2022	2021	2022	2021
Australian dollar	2.8%	3.3%	$0.695	$0.751	(7.5)%
Brazilian real	1.8%	1.8%	$0.194	$0.186	4.3%
British pound sterling	6.5%	6.6%	$1.237	$1.376	(10.1)%
Canadian dollar	5.3%	5.6%	$0.769	$0.798	(3.6)%
Euro	7.0%	7.7%	$1.054	$1.183	(10.9)%
The percentage of United States dollar-reported revenues for all other foreign currencies was 12.7% and 14.6% for the years ended December 31, 2022 and 2021, respectively.

30	IRON MOUNTAIN 2022 FORM 10-K

Part II

NON-GAAP MEASURES
ADJUSTED EBITDA
Adjusted EBITDA is defined as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below) •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2022	2021
Net Income (Loss)	$562,149	$452,725
Add/(Deduct):
Interest expense, net	488,014	417,961
Provision (benefit) for income taxes	69,489	176,290
Depreciation and amortization	727,595	680,422
Acquisition and Integration Costs(1)	47,746	12,764
Restructuring and other transformation	41,933	206,426
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(93,268)	(172,041)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(2)	(83,268)	(205,746)
Stock-based compensation expense	56,861	61,001
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	9,806	4,897
Adjusted EBITDA	$1,827,057	$1,634,699
(1)Represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and system integration costs (collectively, "Acquisition and Integration Costs").
(2)Includes foreign currency transaction (gains) losses, net, debt extinguishment expense and other, net. See Note 2.v. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other (income) expense, net.

IRON MOUNTAIN 2022 FORM 10-K	31

Part II

ADJUSTED EPS
Adjusted EPS is defined as reported earnings per share fully diluted from net income (loss) attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

EXCLUDED
•Acquisition and Integration Costs
•Restructuring and other transformation
•Amortization related to the write-off of certain customer relationship intangible assets
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)

•Other (income) expense, net •Stock-based compensation expense •Non-cash amortization related to derivative instruments •Tax impact of reconciling items and discrete tax items

We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	YEAR ENDED DECEMBER 31,
	2022	2021
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.90	$1.55
Add/(Deduct):
Acquisition and Integration Costs	0.16	0.04
Restructuring and other transformation	0.14	0.71
Amortization related to the write-off of certain customer relationship intangible assets	0.02	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.31)	(0.59)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.28)	(0.71)
Stock-based compensation expense	0.19	0.21
Non-cash amortization related to derivative instruments(1)	0.03	—
Tax impact of reconciling items and discrete tax items(2)	(0.08)	0.28
Income (loss) Attributable to Noncontrolling Interests	0.02	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(3)	$1.79	$1.51
(1)Relates to the amortization of the excluded component of our cross-currency swap agreements, which is recognized on a straight-line basis as a component of Interest expense, net in our Consolidated Statements of Operations.
(2)The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the years ended December 31, 2022 and 2021 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2022 and 2021 was 15.2% and 17.7%, respectively.
(3)Columns may not foot due to rounding.

32	IRON MOUNTAIN 2022 FORM 10-K

Part II

FFO (NAREIT) AND FFO (NORMALIZED)
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net income (loss) excluding depreciation on real estate assets, losses and gains on sale of real estate, net of tax, and amortization of data center leased-based intangibles ("FFO (Nareit)"). We calculate our FFO measures, including FFO (Nareit), adjusting for our share of reconciling items from our unconsolidated joint ventures. FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss).
We modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other (income) expense, net	•Stock-based compensation expense •Non-cash amortization related to derivative instruments •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2022	2021
Net Income (Loss)	$562,149	$452,725
Add/(Deduct):
Real estate depreciation(1)	307,895	307,717
(Gain) loss on sale of real estate, net of tax(2)	(94,059)	(142,892)
Data center lease-based intangible assets amortization(3)	16,955	42,333
FFO (Nareit)	792,940	659,883
Add/(Deduct):
Acquisition and Integration Costs	47,746	12,764
Restructuring and other transformation	41,933	206,426
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	1,564	(3,751)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(83,268)	(205,746)
Stock-based compensation expense	56,861	61,001
Non-cash amortization related to derivative instruments	9,100	—
Real estate financing lease depreciation	13,197	14,635
Tax impact of reconciling items and discrete tax items(4)	(25,190)	56,822
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	2,874	(38)
FFO (Normalized)	$857,757	$801,996
(1)Includes depreciation expense related to owned real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate financing leases.
(2)Tax expense associated with the gain on sale of real estate for the years ended December 31, 2022 and 2021 was $0.8 million and $25.4 million, respectively.
(3)Includes amortization expense for Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets as defined in Note 2.m. to Notes to Consolidated Financial Statements included in this Annual Report.
(4)Represents the tax impact of (i) the reconciling items above, which impacts our reported net income (loss) before provision (benefit) for income taxes but has an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(11.9) million and $19.2 million for the years ended December 31, 2022 and 2021, respectively.

IRON MOUNTAIN 2022 FORM 10-K	33

Part II

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
REVENUE RECOGNITION
Revenue is recognized when or as control of promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 2.s. to Notes to Consolidated Financial Statements included in this Annual Report for additional details on our revenue recognition policies. Revenue for all our lines of business, with the exception of storage revenues in our Global Data Center Business (which is subject to leasing guidance), is recognized in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), the application of which requires that we make estimates and judgements that may affect the amount and timing of revenue we recognize.
We have determined that the majority of our contracts contain series performance obligations which qualify to be recognized under a practical expedient available in ASC 606 known as the "right to invoice". This determination allows variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates, which is typically the period in which it is billed, rather than requiring estimation of variable consideration at the inception of the contract. Revenue from product sales, the significant majority of which are shred paper and IT asset sales, is recognized at the point in time at which control transfers to the customer, which is generally upon shipment.
From time to time, we make payments to entities that are also customers under a revenue contract. These payments are primarily comprised of (i) Customer Inducements (as defined in Note 2.m. to Notes to Consolidated Financial Statements included in this Annual Report) and (ii) payments to customers of our ALM business under revenue sharing arrangements for the remarketing of the customer's disposed IT assets. Customer Inducements do not represent payments for a distinct service, and, as such, are treated as a reduction of the transaction price over periods ranging from one to 10 years. Payments for disposed IT assets are for a distinct good and, as such, are expensed as cost of goods sold in the period the revenue share is known or estimable.
Contract Fulfillment Costs (as defined in Note 2.s. to Notes to Consolidated Financial Statements included in this Annual Report) are generally amortized over a three year term, which we have determined is consistent with the transfer of the underlying performance obligations to which the assets relate. Different determinations on term length would result in differences in the amount and timing of amortization expense recognized.
ACCOUNTING FOR ACQUISITIONS
Part of our growth strategy has been to acquire businesses. The purchase price of each acquisition is determined after due diligence of the target business, market research, strategic planning and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as we integrate each acquisition and attempt to leverage resources.
Accounting for acquisitions of a business has resulted in the capitalization of the cost in excess of the estimated fair value of the net assets acquired in each of these acquisitions as goodwill. We estimate the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer and supplier relationship and data center lease-based intangible assets), property, plant and equipment (primarily building, building improvements, leasehold improvements, data center infrastructure and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for a description of recent acquisitions.
Determining the fair values of the net assets acquired requires management’s judgment and often involves the use of assumptions with respect to future cash inflows and outflows, discount rates and market data, among other items. As it relates to our data center acquisitions, the fair values of the net assets acquired requires management’s judgment and often involves the use of assumptions with respect to (i) certain economic costs (as described more fully in Note 2.m. to Notes to Consolidated Financial Statements included in this Annual Report) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant, (ii) market rental rates and (iii) expectations of lease renewals and extensions. Due to the inherent uncertainty of future events, actual values of net assets acquired could be different from our estimated fair values and could have a material impact on our financial statements.

34	IRON MOUNTAIN 2022 FORM 10-K

Part II

Of the net assets acquired in our acquisitions, the fair value of owned buildings, including building improvements, customer and supplier relationship and data center lease-based intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third parties to assist us in estimating the fair value of owned buildings, including building improvements, customer and supplier relationship and lease-based intangible assets and market rental rates for acquired operating leases. For acquisitions that are not significant or do not involve new markets or new products, we generally use third parties to assist us in estimating the fair value of acquired owned buildings, including building improvements, and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer and supplier relationship intangible assets, above and below market in-place operating leases, and racking structures is determined internally. We use discounted cash flow models to determine the fair value of customer and supplier relationship intangible assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates. The fair value of above and below market in-place operating leases is determined internally using a discounted cash flow model, utilizing the difference in cash flows between the contractual lease payments over the remaining lease term and estimated market rental rates on comparable assets at the time of the acquisition. The fair value of acquired racking structures is determined internally by taking current estimated replacement cost at the date of acquisition for the quantity of racking structures acquired, discounted to take into account the quality (e.g. age, material and type) of the racking structures. We determine the fair value of tangible data center assets using an estimated replacement cost at the date of acquisition, then discounting for age, economic and functional obsolescence.
The fair value of the Deferred Purchase Obligation associated with the ITRenew Transaction (each as defined below) was determined utilizing a Monte-Carlo simulation model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks.
Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. Total customer and supplier relationship intangible assets acquired in our 2022 acquisitions were approximately $491.3 million.
IMPAIRMENT OF TANGIBLE AND INTANGIBLE ASSETS
ASSETS SUBJECT TO DEPRECIATION OR AMORTIZATION
We review long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Examples of events or circumstances that may be indicative of impairment include, but are not limited to:
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
We did not record impairment charges for any of our long-lived assets or finite-lived intangibles during the years ended December 31, 2022 and 2021.

IRON MOUNTAIN 2022 FORM 10-K	35

Part II

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
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2022 and 2021. We concluded that as of October 1, 2022 and 2021, goodwill was not impaired.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2022 were as follows:

•North American Records and Information Management reporting unit ("North America RIM")
•Europe and South Africa Records and Information Management reporting unit ("ESA RIM")
•Middle East, North Africa and Turkey Records and Information Management reporting unit ("MENAT RIM")
•Latin America Records and Information Management reporting unit ("Latin America RIM")
•Asia, Australia and New Zealand Records and Information Management reporting unit ("APAC RIM") •Entertainment Services •Global Data Center •Fine Arts •ALM

See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.
Based on our goodwill impairment analysis as of October 1, 2022, all of our reporting units had estimated fair values exceeding their carrying values by greater than 20%. Our Global Data Center and ALM reporting units had an estimated fair value that exceeded their respective carrying values by approximately 20.4% and 28.0%, respectively. The Global Data Center and ALM reporting units represented approximately $995.9 million, or 20.4%, of our consolidated goodwill balance at December 31, 2022. The following is a summary of the Global Data Center and ALM reporting units including the goodwill balance (in thousands), the percentage by which the fair value of the reporting units exceeded their carrying values and certain key assumptions used by us in determining the fair value of the reporting units as of October 1, 2022:

REPORTING UNIT	GOODWILL BALANCE AT OCTOBER 1, 2022	PERCENTAGE BY WHICH THE FAIR VALUE OF THE REPORTING UNIT EXCEEDED THE REPORTING UNIT CARRYING VALUE AS OF OCTOBER 1, 2022	KEY ASSUMPTIONS IN THE FAIR VALUE OF REPORTING UNIT MEASUREMENT AS OF OCTOBER 1, 2022
			DISCOUNT RATE	AVERAGE ANNUAL ADJUSTED EBITDA MARGIN USED IN DISCOUNTED CASH FLOW	AVERAGE ANNUAL CAPITAL EXPENDITURES AS PERCENTAGE OF REVENUE(1)	TERMINAL GROWTH RATE(2)
Global Data Center	$407,787	20.4%	8.5%	38.7%	19.2%	3.5%
ALM	616,897	28.0%	15.5%	11.2%	2.0%	3.5%
(1)For purposes of our goodwill impairment analysis, the term "capital expenditures" includes both growth investment and recurring capital expenditures. The capital expenditure assumptions in our goodwill impairment analysis for our Global Data Center reporting unit include significant growth investment in the next three years.
(2)Terminal growth rates are applied after year 10 of our discounted cash flow analysis.
The fair values of our reporting units are generally determined using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach"). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for the Global Data Center and ALM reporting units where the estimated fair value exceeded its carrying value by approximately 20.4% and 28.0%, respectively, as of October 1, 2022. The fair value of our Global Data Center reporting unit was determined using a combined Discounted Cash Flow Model and Market Approach, while the fair value of our ALM reporting unit was determined using a Discounted Cash Flow Model approach. The success of these businesses and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) accurately timing the capital investments related to expansions.

36	IRON MOUNTAIN 2022 FORM 10-K

Part II

GLOBAL DATA CENTER
Our Global Data Center Business operates in 21 data centers across 19 global markets, either directly or through unconsolidated joint ventures. We provide enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure with secure, reliable and flexible data center options. Data centers are highly specialized and secure assets that serve as centralized repositories of server, storage and network equipment. They are capital intensive and designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. In order to attract and retain customers, as well as sustain growth in our existing and new markets, we must have the capability to tailor our facilities and invest capital to meet our customers’ needs. Our estimate of fair value reflects the expected growth in each of our data center markets along with the corresponding capital investments required to meet demand.
ALM
Our ALM business provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets. ALM services are enabled by: (i) secure logistics, chain of custody and complete asset traceability practices; (ii) environmentally-responsible asset processing and recycling; and (iii) data sanitization and asset refurbishment services that enable value recovery through asset remarketing. The assumptions we used in determining fair value reflect the ongoing and anticipated expansion of these services, the timing of reopening of supply chains due to closures associated with border restrictions, particularly in mainland China, in connection with the COVID-19 pandemic, the maintenance and further development of the supplier relationships required to expand this business and meet customer demand and decommissioning schedules of our supplier's IT hardware and component assets, as well as associated market pricing and demand for such assets at that time. Our ALM business is substantially comprised of the ITRenew Transaction entered into during the first quarter of 2022; therefore, we would expect, at this time, that the fair value of this reporting unit would closely approximate its carrying value.
KEY ASSUMPTIONS
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
Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2022.

IRON MOUNTAIN 2022 FORM 10-K	37

Part II

North America RIM, MENAT RIM, ESA RIM, Latin America RIM, APAC RIM, Fine Arts and Entertainment Services
We noted that, based on the estimated fair value of these reporting units determined as of October 1, 2022:
•a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2022 by a range of approximately 9.8% to 10.4% but would not, however, have resulted in the carrying value of any of these reporting units exceeding their estimated fair value;
•a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2022 by a range of approximately 3.7% to 10.1% but would not, however, have resulted in the carrying value of any of these reporting units exceeding their estimated fair value.

Global Data Center
We noted that, as of October 1, 2022, the estimated fair value of the reporting unit:
•exceeds its carrying value by approximately 20.4%.
Accordingly, any significant negative change in either the expected annual future cash flows of the reporting unit or the discount rate may result in the carrying value of the reporting unit exceeding its estimated fair value.

ALM
We noted that, as of October 1, 2022, the estimated fair value of the reporting unit:
•exceeds its carrying value by approximately 28.0%.
Accordingly, any significant negative change in either the expected annual future cash flows of the reporting unit or the discount rate may result in the carrying value of the reporting unit exceeding its estimated fair value.

At December 31, 2022, no factors were identified that would alter the conclusions of our October 1, 2022 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.
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

38	IRON MOUNTAIN 2022 FORM 10-K

Part II

At December 31, 2022, we have federal net operating loss carryforwards of $63.5 million, which can be carried forward indefinitely, of which $57.1 million is expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $81.9 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 56.0%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of both December 31, 2022 and 2021, we had approximately $27.8 million of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
During 2021, as a result of the enactment of a tax law and the closing of various acquisitions, we concluded that it is no longer our intention to reinvest our undistributed earnings of our foreign TRSs indefinitely outside the United States. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes. However, such future repatriations may require distributions to our stockholders in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We expect to provide for foreign withholding taxes on the current and future earnings of all of our foreign subsidiaries as the result of such reassessment.

IRON MOUNTAIN 2022 FORM 10-K	39

Part II

RESULTS OF OPERATIONS
The following information summarizes our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of our results for the year ended December 31, 2021 compared to the year ended December 31, 2020, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on August 4, 2022.
COMPARISON OF YEAR ENDED DECEMBER 31, 2022 TO YEAR ENDED DECEMBER 31, 2021
(IN THOUSANDS):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Revenues	$5,103,574	$4,491,531	$612,043	13.6%
Operating Expenses	4,053,703	3,637,359	416,344	11.4%
Operating Income	1,049,871	854,172	195,699	22.9%
Other Expenses, Net	487,722	401,447	86,275	21.5%
Net Income (Loss)	562,149	452,725	109,424	24.2%
Net Income (Loss) Attributable to Noncontrolling Interests	5,168	2,506	2,662	106.2%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$556,981	$450,219	$106,762	23.7%
Adjusted EBITDA(1)	$1,827,057	$1,634,699	$192,358	11.8%
Adjusted EBITDA Margin(1)	35.8%	36.4%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Adjusted EBITDA to Net Income (Loss) and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

40	IRON MOUNTAIN 2022 FORM 10-K

Part II

REVENUES
Total revenues consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$3,034,023	$2,870,119	$163,904	5.7%	8.8%	(0.1)%	8.9%
Service	2,069,551	1,621,412	448,139	27.6%	31.7%	14.1%	17.6%
Total Revenues	$5,103,574	$4,491,531	$612,043	13.6%	17.0%	4.9%	12.1%
(1)Constant currency growth rate, which is a non-GAAP measure, is calculated by translating the 2021 results at the 2022 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations, but including the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the year ended December 31, 2022, the increase in revenue was driven by organic storage rental revenue growth, organic service revenue growth and our acquisition of ITRenew. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate by 3.4% in the year ended December 31, 2022 compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 0.4% increase in total global volume excluding deconsolidations (also excluding acquisitions, total global volume increased 0.4%); and
•a decrease of $81.5 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•organic service revenue growth reflecting increased service activity levels;
•an increase of $213.1 million due to our acquisition of ITRenew; and
•a decrease of $49.5 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN 2022 FORM 10-K	41

Part II

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
Labor	$807,220	$769,617	$37,603	4.9%	8.2%	15.8%	17.1%	(1.3)%
Facilities	884,930	795,802	89,128	11.2%	14.8%	17.3%	17.7%	(0.4)%
Transportation	157,298	136,792	20,506	15.0%	18.5%	3.1%	3.0%	0.1%
Product Cost of Sales and Other	339,672	185,018	154,654	83.6%	91.0%	6.7%	4.1%	2.6%
Total Cost of sales	$2,189,120	$1,887,229	$301,891	16.0%	19.8%	42.9%	41.9%	1.0%
Primary factors influencing the change in reported Cost of sales for the year ended December 31, 2022 compared to the year ended December 31, 2021 include the following:
•an increase in labor costs driven by an increase in service activity and the impact of recent acquisitions, partially offset by benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our sale-leaseback activity during the years ended December 31, 2021 and 2022, as well as increases in utilities and building maintenance costs;
•an increase in product cost of sales and other driven by the acquisition of ITRenew; and
•a decrease of $59.4 million due to foreign currency exchange rate fluctuations.

42	IRON MOUNTAIN 2022 FORM 10-K

Part II

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
			DOLLAR CHANGE
	2022	2021		ACTUAL	CONSTANT CURRENCY	2022	2021
General, Administrative and Other	$839,844	$760,346	$79,498	10.5%	13.0%	16.5%	16.9%	(0.4)%
Sales, Marketing and Account Management	300,733	262,213	38,520	14.7%	18.1%	5.9%	5.8%	0.1%
Total Selling, general and administrative expenses	$1,140,577,000	$1,022,559,000	$118,018	11.5%	14.3%	22.4%	22.7%	(0.3)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 include the following:
•an increase in general, administrative and other expenses, driven by recent acquisitions, higher wages and benefits, employee related costs, information technology costs and professional fees, partially offset by benefits from Project Summit;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased wages and benefits and recent acquisitions; and
•a decrease of $24.5 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Our depreciation and amortization charges result primarily from depreciation related to storage systems, which include racking structures, buildings, building and leasehold improvements and computer systems hardware and software. Amortization relates primarily to customer and supplier relationship intangible assets, contract fulfillment costs and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.
Depreciation expense increased $13.9 million, or 3.0%, on a reported dollar basis for the year ended December 31, 2022 compared to the year ended December 31, 2021. See Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $33.3 million, or 15.4%, on a reported dollar basis for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily related to the amortization of intangible assets acquired as part of the acquisition of ITRenew.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the years ended December 31, 2022 and 2021 was approximately $47.7 million and $12.8 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the years ended December 31, 2022 and 2021 were approximately $41.9 million and $206.4 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn in 2022 and Project Summit in 2021.

IRON MOUNTAIN 2022 FORM 10-K	43

Part II

GAIN ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND
EQUIPMENT, NET

	YEAR ENDED DECEMBER 31,
	2022	2021
Gain on disposal/write-down of property, plant and equipment, net	$93.3 million	$172.0 million
The gains primarily consist of:
•Gains associated with sale and sale-leaseback transactions of approximately $94.5 million, of which (i) approximately $49.0 million relates to sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States during the second quarter of 2022, (ii) approximately $17.0 million relates to sale-leaseback transactions of two facilities in the United States and one in Canada during the third quarter of 2022 and (iii) approximately $28.5 million relates to sale and sale-leaseback transactions of 12 facilities and one parcel of land in the United States and one facility in the United Kingdom during the fourth quarter of 2022.

•Gains associated with sale and sale-leaseback transactions of approximately $164.0 million, of which (i) approximately $127.4 million relates to sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021 and (ii) approximately $36.6 million relates to sale and sale-leaseback transactions of nine facilities in the United States during the fourth quarter of 2021.

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased $70.1 million to $488.0 million for the year ended December 31, 2022 from $418.0 million for the year ended December 31, 2021. The increase is primarily due to higher average debt outstanding during the year ended December 31, 2022 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.1% and 4.7% at December 31, 2022 and 2021, respectively. See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE
DESCRIPTION	2022	2021
Foreign currency transaction (gains) losses, net	$(61,684)	$(15,753)	$(45,931)
Debt extinguishment expense	671	—	671
Other, net	(8,768)	(177,051)	168,283
Other (Income) Expense, Net	$(69,781)	$(192,804)	$123,023
FOREIGN CURRENCY TRANSACTION (GAINS) LOSSES, NET
We recorded net foreign currency transaction gains of $61.7 million in the year ended December 31, 2022, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar compared to December 31, 2021 on our intercompany balances with and between certain of our subsidiaries.

44	IRON MOUNTAIN 2022 FORM 10-K

Part II

OTHER, NET
Other, net for the year ended December 31, 2022 consists primarily of (i) a gain of approximately $93.6 million associated with the remeasurement of the Deferred Purchase Obligation (as defined below) to the present value of our best estimate of fair value and (ii) a gain of approximately $35.8 million associated with the Clutter Transaction (as defined below), partially offset by (iii) a loss of approximately $105.8 million associated with the OSG Deconsolidation (as defined in Note 4) and (iv) losses on our equity method investments. Other, net for the year ended December 31, 2021 consists primarily of (i) a gain of approximately $179.0 million associated with our IPM Divestment and (ii) a gain of approximately $20.3 million associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019, partially offset by (iii) losses on our equity method investments.
PROVISION (BENEFIT) FOR INCOME TAXES
Our effective tax rates for the years ended December 31, 2022 and 2021 were 11.0% and 28.0%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (ii) tax law changes; (iii) volatility in foreign exchange gains and losses; (iv) the timing of the establishment and reversal of tax reserves; (v) our ability to utilize net operating losses that we generate and (vi) the taxability or deductibility of significant transactions.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2022	2021
The benefits derived from the dividends paid deduction of $82.6 million and the differences in the tax rates to which our foreign earnings are subject of $22.2 million. In addition, there were gains and losses recorded in Other (income) expense, net and Gain (loss) on disposal/write-down of property, plant and equipment, net during the period for which there were insignificant tax impacts.
The benefit derived from the dividends paid deduction of $8.2 million which was offset by (i) the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $9.9 million, and (ii) foreign withholding taxes of $23.7 million, which were either paid during the year or accrued, for the deferred tax liability for the U.S. tax impact of undistributed earnings of foreign TRSs that are no longer intended to be permanently reinvested outside the United States.

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

IRON MOUNTAIN 2022 FORM 10-K	45

Part II

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Net Income (Loss)	$562,149	$452,725	$109,424	24.2%
Net Income (Loss) as a percentage of Revenue	11.0%	10.1%
Adjusted EBITDA	$1,827,057	$1,634,699	$192,358	11.8%
Adjusted EBITDA Margin	35.8%	36.4%

Adjusted EBITDA Margin for the year ended December 31, 2022 decreased by 60 basis points compared to the prior year, primarily reflecting a 150 basis point decrease
from the acquisition of ITRenew, partially offset by improved service revenue trends, benefits from Project Summit, revenue management and ongoing cost containment measures.
↑ INCREASED BY $192.4 MILLION OR 11.8% Adjusted EBITDA

46	IRON MOUNTAIN 2022 FORM 10-K

Part II

SEGMENT ANALYSIS
See the discussion of Business Segments under Item I and Note 11 to Notes to Consolidated Financial Statements, both included in this Annual Report, for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$2,606,721	$2,517,208	$89,513	3.6%	6.7%	(0.1)%	6.8%
Service	1,688,394	1,477,780	210,614	14.3%	17.7%	—%	17.7%
Segment Revenue	$4,295,115	$3,994,988	$300,127	7.5%	10.8%	—%	10.8%
Segment Adjusted EBITDA	$1,887,589	$1,709,525	$178,064
Segment Adjusted EBITDA Margin	43.9%	42.8%
SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 include the following:
•organic storage rental revenue growth driven by revenue management and volume;
•a 0.4% increase in Global RIM volume excluding deconsolidations (also excluding acquisitions, Global RIM volume increased 0.3%);
•organic service revenue growth mainly driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business;
•a decrease in revenue of $117.1 million due to foreign currency exchange rate fluctuations; and
•a 110 basis point increase in Adjusted EBITDA Margin primarily driven by revenue management, benefits from Project Summit and ongoing cost containment measures.

IRON MOUNTAIN 2022 FORM 10-K	47

Part II

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$372,208	$289,592	$82,616	28.5%	31.5%	3.6%	27.9%
Service	28,917	37,306	(8,389)	(22.5)%	(16.5)%	2.3%	(18.8)%
Segment Revenue	$401,125	$326,898	$74,227	22.7%	26.2%	3.6%	22.6%
Segment Adjusted EBITDA	$175,622	$137,349	$38,273
Segment Adjusted EBITDA Margin	43.8%	42.0%
SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 include the following:
•organic storage rental revenue growth from leases that commenced during 2022 and in prior periods and higher pass-through power costs, partially offset by churn of 350 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 180 basis point increase in Adjusted EBITDA Margin reflecting ongoing cost management and a decline in lower margin project revenue, partially offset by higher pass-through power costs.

48	IRON MOUNTAIN 2022 FORM 10-K

Part II

CORPORATE AND OTHER (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$55,094	$63,319	$(8,225)	(13.0)%	(11.9)%	(19.4)%	7.5%
Service	352,240	106,326	245,914	231.3%	244.3%	215.3%	29.0%
Revenue	$407,334	$169,645	$237,689	140.1%	147.1%	125.0%	22.1%
Adjusted EBITDA	$(236,154)	$(212,175)	$(23,979)
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other for the year ended December 31, 2022 compared to the year ended December 31, 2021 include the following:
•a decrease in reported storage revenue reflecting the IPM Divestment in the second quarter of 2021;
•reported service revenue for the year ended December 31, 2022 includes $213.1 million from the acquisition of ITRenew;
•organic service revenue growth mainly driven by increased service activity levels in our Fine Arts and ALM businesses; and
•a decrease in Adjusted EBITDA driven by higher compensation expense and employee related costs, professional fees and the impact of the IPM Divestment, partially offset by benefits from Project Summit, improved service revenue trends and the impact of the acquisition of ITRenew.

IRON MOUNTAIN 2022 FORM 10-K	49

Part II

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
We expect to meet our short-term and long-term cash flow requirements through cash generated from operations, cash on hand, borrowings under our Credit Agreement (as defined below) and proceeds from monetizing a small portion of our total industrial real estate assets, as well as other potential financings (such as the issuance of debt). Our cash flow requirements, both in the near and long term, include, but are not limited to, capital expenditures, the repayment of outstanding debt, shareholder dividends, potential business acquisitions and normal business operation needs.
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. In 2022, we incurred approximately $41.9 million of Restructuring and other transformation costs related to Project Matterhorn which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2022	2021
Cash Flows from Operating Activities	$927,695	$758,902
Cash Flows from Investing Activities	(1,660,423)	(473,313)
Cash Flows from Financing Activities	639,207	(220,806)
Cash and Cash Equivalents, End of Year	141,797	255,828
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the year ended December 31, 2022, net cash flows provided by operating activities increased by $168.8 million compared to the prior year period primarily due to an increase in net income (excluding non-cash charges) of $289.6 million, partially offset by a decrease in cash from working capital of $120.8 million, primarily related to the timing of accounts receivable collections and timing of accrued expenses.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activities during the year ended December 31, 2022 are highlighted below:
•We paid cash for capital expenditures of $875.4 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•We paid cash for acquisitions (net of cash acquired) of $803.7 million, primarily funded by the issuance of the 5% Notes due 2032 (as defined below).
•We received $170.4 million in proceeds from sales of property, plant and equipment, primarily related to proceeds from sale and sale-leaseback transactions. See the Gain on disposal/write-down of property, plant and equipment, net section of Results of Operations for further details.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities for the year ended December 31, 2022 included:
•Net proceeds of $1,356.3 million primarily associated with borrowings under the Revolving Credit Facility and the Accounts Receivable Securitization Program.
•Payment of dividends in the amount of $724.4 million on our common stock.

50	IRON MOUNTAIN 2022 FORM 10-K

Part II

CAPITAL EXPENDITURES
We present two categories of capital expenditures: (1) Growth Investment Capital Expenditures and (2) Recurring Capital Expenditures with the following sub-categories: (i) Data Center; (ii) Real Estate; (iii) Innovation and Other (for Growth Investment Capital Expenditures only); and (iv) Non-Real Estate (for Recurring Capital Expenditures only).
GROWTH INVESTMENT CAPITAL EXPENDITURES:
•Data Center: Expenditures primarily related to investments in the construction of data center facilities (including the acquisition of land), as well as investments to drive revenue growth, expand capacity or achieve operational or cost efficiencies.
•Real Estate: Expenditures primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures to grow our revenues, extend the useful life of an asset or achieve operational or cost efficiencies.
•Innovation and Other: Discretionary capital expenditures for significant new products and services as well as computer hardware and software to support new products and services or to achieve operational or cost efficiencies. Restructuring and other transformation costs, including Project Matterhorn and Project Summit, and integration costs of acquisitions are also included.
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
•Data Center: Expenditures related to the replacement of equivalent components and overall maintenance of existing data center assets.
The following table presents our capital spend for 2022 and 2021 organized by the type of the spending as described above.

NATURE OF CAPITAL SPEND (IN THOUSANDS)	2022	2021
Growth Investment Capital Expenditures:
Data Center	$592,875	$308,701
Real Estate	181,285	112,441
Innovation and Other	45,371	37,078
Total Growth Investment Capital Expenditures	819,531	458,220
Recurring Capital Expenditures:
Real Estate	60,354	67,032
Non-Real Estate	65,134	67,822
Data Center	17,008	13,347
Total Recurring Capital Expenditures	142,496	148,201
Total Capital Spend (on accrual basis)	962,027	606,421
Net (decrease) increase in prepaid capital expenditures	(2,270)	1,343
Net (increase) decrease in accrued capital expenditures	(84,379)	3,318
Total Capital Spend (on cash basis)	$875,378	$611,082
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,000.0 million for the year ending December 31, 2023. Of this, we expect our capital expenditures for growth investment to be approximately $855.0 million, and our recurring capital expenditures to approach $145.0 million.
DIVIDENDS
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.

IRON MOUNTAIN 2022 FORM 10-K	51

Part II

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds) and accounts receivable. The only significant concentration of liquid investments as of December 31, 2022 is related to cash and cash equivalents held in money market funds. See Note 2.g. to Notes to the Consolidated Financial Statements included in this Annual Report for information on our money market funds.
Long-term debt as of December 31, 2022 is as follows (in thousands):

	DECEMBER 31, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$1,072,200	$(6,790)	$1,065,410
Term Loan A	240,625	—	240,625
Term Loan B	666,073	(3,747)	662,326
Australian Dollar Term Loan	202,641	(633)	202,008
UK Bilateral Revolving Credit Facility	169,361	—	169,361
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	483,888	(2,589)	481,299
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(6,754)	993,246
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")	825,000	(6,200)	818,800
5% Senior Notes due 2028 (the "5% Notes due 2028")	500,000	(4,039)	495,961
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(9,764)	990,236
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")	1,300,000	(11,407)	1,288,593
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")	1,100,000	(10,161)	1,089,839
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(12,511)	737,489
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")	600,000	(5,566)	594,434
Real Estate Mortgages, Financing Lease Liabilities and Other	425,777	(578)	425,199
Accounts Receivable Securitization Program	314,700	(531)	314,169
Total Long-term Debt	10,650,265	(81,270)	10,568,995
Less Current Portion	(87,546)	—	(87,546)
Long-term Debt, Net of Current Portion	$10,562,719	$(81,270)	$10,481,449
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
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A (the "Term Loan A") and a term loan B (the "Term Loan B"). On March 18, 2022, we entered into an amendment to the Credit Agreement which included the following changes:
(i) extended the maturity date of the Revolving Credit Facility and the Term Loan A from June 3, 2023 to March 18, 2027;
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
The Revolving Credit Facility enables IMI and certain of its subsidiaries to borrow in United States dollars and (subject to sublimits) Canadian dollars in an aggregate outstanding amount not to exceed $2,250.0 million. Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder. The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027, at which point all obligations become due. On March 18, 2022, we borrowed the full amount of the Term Loan A of $250.0 million. The Term Loan A is to be paid in quarterly installments in an amount equal to $3.1 million per quarter. IMI’s wholly owned subsidiary, Iron Mountain Information Management, LLC ("IMIM"), is the borrower under the Term Loan B, which has a principal amount of $700.0 million. The Term Loan B, which matures on January 2, 2026, was issued at 99.75% of par. Principal payments on the Term Loan B are to be paid in quarterly installments of $1.8 million.

52	IRON MOUNTAIN 2022 FORM 10-K

Part II

IMI and certain subsidiaries of IMI that represent the substantial majority of our operations in the United States, Canada and the United Kingdom guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Revolving Credit Facility varies depending on our choice of interest rate benchmark and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. The Term Loan A bears interest at the Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1% plus 1.75%. The Term Loan B bears interest at the London Inter-Bank Offered Rate ("LIBOR") plus 1.75%. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from 0.2% to 0.3% based on our consolidated leverage ratio.
As of December 31, 2022, we had $1,072.2 million, $240.6 million and $666.1 million outstanding under the Revolving Credit Facility, the Term Loan A and Term Loan B, respectively. At December 31, 2022, we had various outstanding letters of credit totaling $3.8 million under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2022, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,174.0 million (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The weighted average interest rate in effect under the Revolving Credit Facility as of December 31, 2022 was 6.2%. The interest rates in effect under the Term Loan A and the Term Loan B as of December 31, 2022 were 6.2% and 4.8%, respectively.
VIRGINIA CREDIT AGREEMENT
On October 31, 2022, Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC, a wholly owned subsidiary of Iron Mountain Data Centers Virginia 4/5 JV, LP, entered into a credit agreement (the "Virginia Credit Agreement") in order to finance the construction of two data center facilities in Virginia. The Virginia Credit Agreement consists of a term loan and a letter of credit facility with the first borrowing under the term loan expected to occur in the third quarter of 2023. Borrowings under the Virginia Credit Agreement are guaranteed by Iron Mountain Data Centers Virginia 4/5 JV, LP, a special purpose vehicle, and not by IMI or any other subsidiary of IMI. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed approximately $205.0 million. At December 31, 2022, we had approximately $6.4 million in outstanding letters of credit under the Virginia Credit Agreement. The Virginia Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.4875%. We have the option to select between various base rates for any given borrowing under the Virginia Credit Agreement, and the interest rate and applicable margin on such borrowings vary depending on the chosen base rate. The Virginia Credit Agreement is scheduled to mature on October 31, 2025, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond the October 31, 2025 expiration date, subject to the conditions specified in the Virginia Credit Agreement, including the lender's consent. As of December 31, 2022, we have no outstanding borrowings under the Virginia Credit Agreement.
AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd. ("IM Australia"), a wholly owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350.0 million Australian dollars ("AUD Term Loan"). All indebtedness associated with the AUD Term Loan was issued at 99% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 7.7 million Australian dollars per year.
On March 18, 2022, IM Australia amended its AUD Term Loan to (i) extend the maturity date from September 22, 2022 to September 30, 2026 and (ii) decrease the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.875% to BBSY plus 3.625%. The interest rate in effect under the AUD Term Loan was 6.9% as of December 31, 2022.
UK BILATERAL REVOLVING CREDIT FACILITY
Iron Mountain (UK) PLC ("IM UK") and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a 140.0 million British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140.0 million British pounds sterling, which was fully drawn as of December 31, 2022. We have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to the conditions specified in the UK Bilateral Revolving Credit Facility. The UK Bilateral Revolving Credit Facility is secured by certain properties in the United Kingdom. IMI and subsidiaries of IMI that represent the substantial majority of our operations in the United States and the United Kingdom guarantee all obligations under the UK Revolving Credit Bilateral Facility.
The UK Bilateral Revolving Credit Facility was previously scheduled to mature on September 24, 2023, at which point all obligations were to become due, with the option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Revolving Credit Facility, including the lender’s consent. On September 22, 2022, the UK Borrowers exercised their option to extend the maturity date from September 24, 2023 to September 24, 2024. The interest rate in effect under the UK Bilateral Revolving Credit Facility was 5.5% as of December 31, 2022.

IRON MOUNTAIN 2022 FORM 10-K	53

Part II

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We participate in an accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.
On June 29, 2022, we amended the Accounts Receivable Securitization Program to (i) increase the maximum borrowing capacity from $300.0 million to $325.0 million, with an option to increase the borrowing capacity to $400.0 million, (ii) change the interest rate under Accounts Receivable Securitization Program from LIBOR plus 1.0% to SOFR plus 0.95%, with a credit spread adjustment of 0.10% and (iii) extend the maturity date from July 1, 2023 to July 1, 2025, at which point all obligations become due. As of December 31, 2022, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program were $325.0 million and $314.7 million, respectively. Commitment fees at a rate of 35 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
CASH POOLING
Certain of our subsidiaries participate in cash pooling arrangements (the "Cash Pools") to help manage global liquidity requirements. We utilize the following Cash Pools: (i) two Cash Pools with Bank Mendes Gans, an independently operated wholly owned subsidiary of ING Group, one of which we use to manage global liquidity requirements for our QRSs and the other for our TRSs; (ii) two Cash Pools with JP Morgan Chase Bank, N.A. ("JPM"), one of which we use to manage liquidity requirements for our QRSs in the Asia Pacific region and the other for our TRSs in the Asia Pacific region; and (iii) two Cash Pools with JPM, which we entered into in the third quarter of 2022, one of which we use to manage liquidity requirements for our QRSs in the Europe, Middle East, and Africa regions and the other for our TRSs in the Europe, Middle East, and Africa regions.
Under each of the Cash Pools, cash deposited by participating subsidiaries with certain financial institutions is pledged as security against the debit balances of other participating subsidiaries with legal rights of offset provided to the financial institutions, and, therefore, such amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools.
LETTERS OF CREDIT
As of December 31, 2022, we had outstanding letters of credit totaling $39.8 million, of which $3.8 million reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2023 and March 2025.
DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.

54	IRON MOUNTAIN 2022 FORM 10-K

Part II

The Credit Agreement uses EBITDAR-based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence and (iii) restructuring and other strategic initiatives. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, and (ii) events that are extraordinary, unusual or non-recurring.
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2022 are as follows:

	DECEMBER 31, 2022	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.1	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2022. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
In November 2022, we entered into a forward-starting interest rate swap agreement to limit our exposure to changes in interest rates on future borrowings under our Virginia Credit Agreement. The forward-starting interest rate swap agreement commences in July 2023 and expires in October 2025 (the "October 2025 Interest Rate Swap Agreement"). The October 2025 Interest Rate Swap Agreement has an initial notional value of $4.8 million, which is contracted to increase in monthly increments beginning in August 2023 to June 2025 to a total notional value of $153.8 million. Under the October 2025 Interest Rate Swap Agreement, we will receive variable rate interest payments based upon SOFR, in exchange for the payment of a fixed interest rate as specified in the October 2025 Interest Rate Swap Agreement.
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These forward-starting interest rate swap agreements commenced in March 2022. As of December 31, 2022, we have $350.0 million in notional value outstanding on the interest rate swap agreements, which expire in March 2024 (the "March 2024 Interest Rate Swap Agreements"). Under the March 2024 Interest Rate Swap Agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the March 2024 Interest Rate Swap Agreements.
We have designated each of the interest rate swap agreements described above as cash flow hedges.
CROSS-CURRENCY SWAP AGREEMENTS
We enter into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. The cross-currency swap agreements are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.

IRON MOUNTAIN 2022 FORM 10-K	55

Part II

In August 2019, we entered into cross-currency swap agreements whereby we notionally exchanged $110.0 million at an interest rate of 6.0% for approximately 99.1 million Euros at a weighted average interest rate of approximately 3.65%. These cross-currency swap agreements expire in August 2023. In October 2022, one of these cross-currency swap agreements was amended to increase the notional value exchanged from approximately 49.5 million Euros at an interest rate of 3.6% to approximately 55.5 million Euros at an interest rate of (9.5%), resulting in a total notional value exchanged of approximately 105.0 million Euros at a weighted average interest rate of approximately (3.3%).
In September 2020, we entered into cross-currency swap agreements whereby we notionally exchanged approximately $359.2 million at an interest rate of 4.5% for 300.0 million Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements expire in February 2026. In May 2022, these cross-currency swaps were amended to increase the notional value exchanged to approximately 340.5 million Euros at a weighted average interest rate of approximately 1.2%. In October 2022, these cross-currency swaps were further amended to increase the notional value exchanged to approximately 362.1 million Euros at a weighted average interest rate of approximately 0.2%.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on our derivative instruments.
ACQUISITIONS
See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our 2022 acquisitions.
ITRENEW
On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in ITRenew, at an agreed upon purchase price of $725.0 million, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid approximately $748.8 million and acquired approximately $30.7 million of cash on hand, for a net purchase price of approximately $718.1 million for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200.0 million and no more than $531.0 million (the "Deferred Purchase Obligation"). From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Consolidated Balance Sheet at December 31, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation are included as a component of Other (income) expense, net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid.
XDATA PROPERTIES
On October 5, 2022, in order to further expand our data center operations in Europe, we completed the acquisition of XData Properties S.L.U., a data center colocation space and solutions provider with a data center in Spain, which we accounted for as an asset acquisition, for (i) cash consideration of 78.9 million Euros (or approximately $78.2 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition), subject to adjustments, and (ii) up to 10.0 million Euros (or approximately $9.9 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition) of additional consideration, payable based on the achievement of certain power connection milestones through December 2024.
OTHER 2022 ACQUISITIONS
In addition to the transactions noted above, during the year ended December 31, 2022, in order to enhance our existing operations in Morocco and expand our fine arts operations in China - Hong Kong S.A.R. and North America, we completed the acquisition of a records management company, a fine arts company and the assets of a second fine arts company, for a total combined purchase price of approximately $11.6 million, including deferred purchase obligations, purchase price holdbacks and other deferred payments of approximately $4.6 million.

56	IRON MOUNTAIN 2022 FORM 10-K

Part II

INVESTMENTS
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our joint ventures.
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. ("Clutter") pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV and Clutter’s shareholders contributed their ownership interests in Clutter to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35.8 million, which was recorded to Other, net, a component of Other expense (income), net during the year ended December 31, 2022.
WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited, a colocation data center provider in India. In connection with the formation of the Web Werks JV, we made an initial investment of approximately 3,750.0 million Indian rupees (or approximately $50.1 million, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of the initial investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. In August 2022, we made an additional investment of approximately 3,750.0 million Indian rupees (or approximately $46.1 million, based upon the exchange rate between the United States dollar and Indian rupee on the date of the additional investment) in exchange for an additional interest in the form of convertible preference shares in the Web Werks JV (the "Second Web Werks JV Investment"). Under the terms of the Web Werks JV shareholder agreement, we are required to make an additional investment of approximately 3,750.0 million Indian rupees by May 2023. Subsequent to the Second Web Werks JV Investment, the shareholders of Web Werks retained control of the financial and operating decisions of the Web Werks JV through their control of Web Werks JV's board of directors. As we do not control the board of directors or the key management decisions of the Web Werks JV, we account for our interest in the Web Werks JV as an equity method investment.
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Consolidated Balance Sheet. The carrying values and equity interests in our joint ventures at December 31, 2022 are as follows (in thousands):

	DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$98,278	53.58%
Joint venture with AGC Equity Partners	37,194	20.00%
Clutter JV	54,172	26.73%
NET OPERATING LOSSES
At December 31, 2022, we have federal net operating loss carryforwards of $63.5 million which can be carried forward indefinitely, of which $57.1 million is expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $81.9 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 56.0%.

IRON MOUNTAIN 2022 FORM 10-K	57

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2022 related to cash and cash equivalents held in money market funds. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75.0 million. As of December 31, 2022, our cash and cash equivalents balance was $141.8 million.
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
As of December 31, 2022, we had $2,341.4 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 5.8%, and $8,308.9 million of fixed rate debt outstanding. As of December 31, 2022, approximately 78% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2022 would have been reduced by approximately $17.3 million.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our interest rate swaps and Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2022.
CURRENCY RISK
Our international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the United States dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the British pound sterling, Euro, Canadian dollar, Brazilian real and the Australian dollar. Declines in the value of the local currencies in which we are paid relative to the United States dollar will cause revenues in United States dollar terms to decrease and dollar-denominated liabilities to increase in local currency. The impact of currency fluctuations on our earnings is mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations with and between certain of our subsidiaries of differing functional currencies, resulting in foreign transaction gains or losses based on period-end exchange rates.
We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in foreign currency exchange rates. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. IM UK has financed a portion of its capital needs through the issuance of the GBP Notes and through borrowings under the UK Bilateral Revolving Credit Facility, each of which are denominated in British pounds sterling. Our Australian business has financed a portion of its capital needs through direct borrowings in Australian dollars under the AUD Term Loan. This creates a tax efficient natural currency hedge.
We have entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. These cross-currency swap agreements are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, which are recorded as either a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net, while unrecognized losses are recognized as liabilities, which are recorded as either a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our cross-currency swap agreements.

58	IRON MOUNTAIN 2022 FORM 10-K

Part II

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2022 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $377.4 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in Item 15(a) of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

IRON MOUNTAIN 2022 FORM 10-K	59

Part II

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2022 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

60	IRON MOUNTAIN 2022 FORM 10-K

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 23, 2023

IRON MOUNTAIN 2022 FORM 10-K	61

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not Applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

62	IRON MOUNTAIN 2022 FORM 10-K

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to our Proxy Statement.

64	IRON MOUNTAIN 2021 FORM 10-K

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements filed as part of this report:
(b)Exhibits filed as part of this report: As listed in the Exhibit Index following the Financial Statement Schedule III-Schedule of Real Estate and Accumulated Depreciation.

66	IRON MOUNTAIN 2022 FORM 10-K

Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
BASIS FOR OPINION
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
CRITICAL AUDIT MATTERS
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

IRON MOUNTAIN 2022 FORM 10-K	67

Part IV

GOODWILL - GLOBAL DATA CENTER AND ASSET LIFECYCLE MANAGEMENT REPORTING UNITS - REFER TO NOTE 2.L. TO THE FINANCIAL STATEMENTS
CRITICAL AUDIT MATTER DESCRIPTION
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of the Global Data Center reporting unit using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach"). The Company determined the fair value of the Asset Lifecycle Management reporting unit using the Discounted Cash Flow Model. The determination of the fair value using the Discounted Cash Flow Model requires management to make significant assumptions related to future revenue growth rates, operating margins, discount rates and capital expenditures. The determination of the fair value using the Market Approach requires management to make significant assumptions related to adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") multiples. Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. The goodwill balances allocated to the Global Data Center and Asset Lifecycle Management reporting units were $408 million and $617 million, respectively, as of October 1, 2022 (goodwill impairment testing date). The fair value of both the Global Data Center and Asset Lifecycle Management reporting units exceeded its respective carrying value as of the measurement date and, therefore, no impairment was recognized.
The fair value exceeded the carrying value of the Global Data Center and Asset Lifecycle Management reporting units by less than 30%, accordingly, auditing the assumptions used in the goodwill impairment analysis for this reporting unit involved especially subjective judgment.
HOW THE CRITICAL AUDIT MATTER WAS ADDRESSED IN THE AUDIT
Our audit procedures related to future revenue growth rates, operating margins and capital expenditures (collectively, the "Projected Cash Flows"), the selection of discount rates, and Adjusted EBITDA multiples for these reporting units included the following, among others:
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s Projected Cash Flows by comparing it to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases and industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the Adjusted EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations and comparing the multiples selected by management to its guideline companies for the Global Data Center reporting unit.
•We tested the effectiveness of controls over the evaluation of goodwill for impairment, including those over the Projected Cash Flows and discount rates and, additionally, for the Global Data Center reporting unit, the selection of the Adjusted EBITDA multiples.

ACQUISITIONS - ITRENEW BUSINESS - SUPPLIER RELATIONSHIP INTANGIBLE ASSET-REFER TO NOTE 3 TO THE FINANCIAL STATEMENTS
CRITICAL AUDIT MATTER DESCRIPTION
The Company completed the acquisition of 80% of the ITRenew business for $725 million on January 25, 2022. The acquisition included a deferred purchase obligation for the Company to acquire the remaining ownership percentage based on achievement of certain performance targets. The Company determined that the fair value of the deferred purchase obligation was $275 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a supplier relationship intangible asset of $472 million. Management estimated the fair value of the supplier relationship intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the supplier relationship intangible asset required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.

68	IRON MOUNTAIN 2022 FORM 10-K

Part IV

We identified the supplier relationship intangible asset for ITRenew business as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the selection of the discount rate for the supplier relationship intangible asset.
HOW THE CRITICAL AUDIT MATTER WAS ADDRESSED IN THE AUDIT
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the supplier relationship intangible asset included the following, among others:
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain external market information.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•We tested the effectiveness of controls over the valuation of the supplier relationship intangible asset, including management’s controls over forecasts of future cash flows and selection of the discount rate.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 23, 2023
We have served as the Company’s auditor since 2002.

IRON MOUNTAIN 2022 FORM 10-K	69

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$141,797	$255,828
Accounts receivable (less allowances of $54,143 and $62,009 as of December 31, 2022 and 2021, respectively)	1,174,915	961,419
Prepaid expenses and other	230,433	224,020
Total Current Assets	1,547,145	1,441,267
Property, plant and equipment	9,025,765	8,647,303
Less—Accumulated depreciation	(3,910,321)	(3,979,159)
Property, Plant and Equipment, net	5,115,444	4,668,144
Other Assets, Net:
Goodwill	4,882,734	4,463,531
Customer and supplier relationships and other intangible assets	1,423,145	1,181,043
Operating lease right-of-use assets	2,583,704	2,314,422
Other	588,342	381,624
Total Other Assets, Net	9,477,925	8,340,620
Total Assets	$16,140,514	$14,450,031
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$87,546	$309,428
Accounts payable	469,198	369,145
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,031,910	1,032,537
Deferred revenue	328,910	307,470
Total Current Liabilities	1,917,564	2,018,580
Long-term Debt, net of current portion	10,481,449	8,962,513
Long-term Operating Lease Liabilities, net of current portion	2,429,167	2,171,472
Other Long-term Liabilities	317,376	144,053
Deferred Income Taxes	263,005	223,934
Commitments and Contingencies
Redeemable Noncontrolling Interests	95,160	72,411
Equity:
Iron Mountain Incorporated Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 290,830,296 shares and 289,757,061 shares as of December 31, 2022 and 2021, respectively)	2,908	2,898
Additional paid-in capital	4,468,035	4,412,553
(Distributions in excess of earnings) Earnings in excess of distributions	(3,392,272)	(3,221,152)
Accumulated other comprehensive items, net	(442,003)	(338,347)
Total Iron Mountain Incorporated Stockholders’ Equity	636,668	855,952
Noncontrolling Interests	125	1,116
Total Equity	636,793	857,068
Total Liabilities and Equity	$16,140,514	$14,450,031
The accompanying notes are an integral part of these consolidated financial statements.

70	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Revenues:
Storage rental	$3,034,023	$2,870,119	$2,754,091
Service	2,069,551	1,621,412	1,393,179
Total Revenues	5,103,574	4,491,531	4,147,270
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	2,189,120	1,887,229	1,757,342
Selling, general and administrative	1,140,577	1,022,559	949,215
Depreciation and amortization	727,595	680,422	652,069
Acquisition and Integration Costs	47,746	12,764	—
Restructuring and other transformation	41,933	206,426	194,396
Intangible impairments	—	—	23,000
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(93,268)	(172,041)	(363,537)
Total Operating Expenses	4,053,703	3,637,359	3,212,485
Operating Income (Loss)	1,049,871	854,172	934,785
Interest Expense, Net (includes Interest Income of $8,276, $7,341 and $8,312 in 2022, 2021 and 2020, respectively)	488,014	417,961	418,535
Other (Income) Expense, Net	(69,781)	(192,804)	143,545
Net Income (Loss) Before Provision (Benefit) for Income Taxes	631,638	629,015	372,705
Provision (Benefit) for Income Taxes	69,489	176,290	29,609
Net Income (Loss)	562,149	452,725	343,096
Less: Net Income (Loss) Attributable to Noncontrolling Interests	5,168	2,506	403
Net Income (Loss) Attributable to Iron Mountain Incorporated	$556,981	$450,219	$342,693
Earnings (Losses) Per Share Attributable to Iron Mountain Incorporated:
Basic	$1.92	$1.56	$1.19
Diluted	$1.90	$1.55	$1.19
Weighted Average Common Shares Outstanding:
Basic	290,812	289,457	288,183
Diluted	292,444	290,975	288,643
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2022 FORM 10-K	71

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Net Income (Loss)	$562,149	$452,725	$343,096
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(113,966)	(136,410)	45,779
Change in Fair Value of Derivative Instruments	9,829	52,380	(39,947)
Total Other Comprehensive (Loss) Income	(104,137)	(84,030)	5,832
Comprehensive Income (Loss)	458,012	368,695	348,928
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4,687	930	(453)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$453,325	$367,765	$349,381
The accompanying notes are an integral part of these consolidated financial statements.

72	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

		IRON MOUNTAIN INCORPORATED STOCKHOLDERS’ EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	37,995	973,404	10	37,985	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	3,527	—	—	3,527	—	—	—	(4,924)
Parent cash dividends declared	(718,136)	—	—	—	(718,136)	—	—	—
Foreign currency translation adjustment	46,748	—	—	—	—	46,635	113	(969)
Change in fair value of derivative instruments	(39,947)	—	—	—	—	(39,947)	—	—
Net income (loss)	342,315	—	—	—	342,693	—	(378)	781
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,765)
Balance, December 31, 2020	1,136,729	288,273,049	2,883	4,340,078	(2,950,339)	(255,893)	—	59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	84,004	1,484,012	15	83,989	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(11,514)	—	—	(11,514)	—	—	—	11,682
Parent cash dividends declared	(721,032)	—	—	—	(721,032)	—	—	—
Foreign currency translation adjustment	(135,165)	—	—	—	—	(134,834)	(331)	(1,245)
Change in fair value of derivative instruments	52,380	—	—	—	—	52,380	—	—
Net income (loss)	450,355	—	—	—	450,219	—	136	2,370
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,450)
Purchase of noncontrolling interests	1,311	—	—	—	—	—	1,311	2,567
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(2,518)
Balance, December 31, 2021	857,068	289,757,061	2,898	4,412,553	(3,221,152)	(338,347)	1,116	72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	52,012	1,073,235	10	52,002	—	—	—	—
Changes in equity related to noncontrolling interests	9,734	—	—	6,099	—	—	3,635	(8,264)
Parent cash dividends declared	(728,101)	—	—	—	(728,101)	—	—	—
Foreign currency translation adjustment	(114,079)	—	—	—	—	(113,485)	(594)	113
Change in fair value of derivative instruments	9,829	—	—	—	—	9,829	—	—
Net income (loss)	557,343	—	—	—	556,981	—	362	4,806
Noncontrolling interests equity contributions and related costs	(2,494)	—	—	(2,619)	—	—	125	29,047
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,953)
Redemption of noncontrolling interests	(4,519)	—	—	—	—	—	(4,519)	—
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2022 FORM 10-K	73

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$562,149	$452,725	$343,096
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	478,984	465,072	447,562
Amortization (includes amortization of deferred financing costs and discounts of $18,044, $16,548 and $17,376 in 2022, 2021 and 2020, respectively)	266,655	231,898	221,883
Intangible impairments	—	—	23,000
Revenue reduction associated with amortization of customer inducements and data center above- and below-market leases	8,119	8,852	9,878
Stock-based compensation expense	56,861	61,001	37,674
(Benefit) provision for deferred income taxes	(55,920)	28,703	(12,986)
Loss on early extinguishment of debt	671	—	68,300
(Gain) loss on disposal/write-down of property, plant and equipment, net	(93,268)	(172,041)	(363,537)
Loss (gain) on divestments and deconsolidations	105,825	(178,983)	—
Gain associated with the remeasurement of the Deferred Purchase Obligation	(93,600)	—	—
Gain associated with Clutter Transaction	(35,821)	—	—
Foreign currency transactions and other, net	(20,524)	(6,656)	78,437
(Increase) decrease in assets	(224,641)	(174,206)	(15,443)
(Decrease) increase in liabilities	(27,795)	42,537	149,793
Cash Flows from Operating Activities	927,695	758,902	987,657
Cash Flows from Investing Activities:
Capital expenditures	(875,378)	(611,082)	(438,263)
Cash paid for acquisitions, net of cash acquired	(803,690)	(203,998)	(118,581)
Acquisition of customer relationships	(2,143)	(5,892)	(4,346)
Customer inducements	(6,062)	(7,402)	(10,644)
Contract fulfillment costs	(70,336)	(58,524)	(60,020)
Net proceeds from IPM Divestment	—	213,878	—
Investments in joint ventures and other investments	(73,233)	(78,623)	(18,250)
Proceeds from sales of property and equipment and other, net	170,419	278,330	564,664
Cash Flows from Investing Activities	(1,660,423)	(473,313)	(85,440)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(11,593,452)	(5,164,483)	(8,604,394)
Proceeds from revolving credit facility, term loan facilities and other debt	12,949,766	4,972,214	7,939,458
Early redemption of senior subordinated and senior notes, including call premiums	—	—	(2,942,554)
Net proceeds from sales of senior notes	—	737,812	3,465,000
Debt financing and equity contribution from noncontrolling interests	29,172	—	—
Debt repayment and equity distribution to noncontrolling interests	(2,953)	(2,450)	(2,765)
Repurchase of noncontrolling interest	(4,519)	(75,000)	—
Parent cash dividends	(724,388)	(718,340)	(716,290)
Net (payments) proceeds associated with employee stock-based awards	(4,849)	25,860	321
Other, net	(9,570)	3,581	(25,475)
Cash Flows from Financing Activities	639,207	(220,806)	(886,699)
Effect of Exchange Rates on Cash and Cash Equivalents	(20,510)	(14,018)	(4,010)
(Decrease) increase in Cash and Cash Equivalents	(114,031)	50,765	11,508
Cash and Cash Equivalents, Beginning of Year	255,828	205,063	193,555
Cash and Cash Equivalents, End of Year	$141,797	$255,828	$205,063
Supplemental Information:
Cash Paid for Interest	$482,673	$428,111	$390,332
Cash Paid for Income Taxes, Net	$99,631	$130,292	$43,468
Non-Cash Investing and Financing Activities:
Financing Leases	$49,836	$50,552	$55,782
Accrued Capital Expenditures	$172,589	$88,210	$91,528
Deferred Purchase Obligations	$193,033	$—	$—
Dividends Payable	$194,272	$190,559	$187,867
The accompanying notes are an integral part of these consolidated financial statements.

74	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(In thousands, except share and per share data)
1. NATURE OF BUSINESS
The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us").
We help organizations around the world protect their information, reduce storage costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and information technology ("IT") infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions, and providing data center space for enterprise-class colocation and hyperscale deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance, and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options. Our asset lifecycle management ("ALM") business allows us to provide end-to-end asset lifecycle services for hyperscale, corporate data center and corporate end-user device assets.
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers’ needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. See Note 13.
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. PRINCIPLES OF CONSOLIDATION
The accompanying financial statements reflect our financial position, results of operations, comprehensive income (loss), equity and cash flows on a consolidated basis. The accompanying financial statements include the results of those entities over which we have a controlling financial interest and we are deemed to be the primary beneficiary. All intercompany transactions and account balances have been eliminated.
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
C. FOREIGN CURRENCY
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. See Note 2.r.

IRON MOUNTAIN 2022 FORM 10-K	75

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
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
E. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT MEMO RESERVES
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. We calculate and monitor our allowance considering future potential economic and macroeconomic conditions and reasonable and supportable forecasts for expected future collectability of our outstanding receivables, in addition to considering our past loss experience, current and prior trends in our aged receivables and credit memo activity. Our considerations when calculating our allowance include, but are not limited to, the following: the location of our businesses, the composition of our customer base, our product and service lines, potential future economic unrest, and potential future macroeconomic factors, including natural disasters. Continued adjustments will be made should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection, as it becomes evident. Our highly diverse global customer base, with no single customer accounting for more than approximately 1% of revenue during the years ended December 31, 2022, 2021 and 2020, limits our exposure to concentration of credit risk. Additionally, we write off uncollectible balances as circumstances warrant, generally no later than one year past due.
The rollforward of the allowance for doubtful accounts and credit memo reserves is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CREDIT MEMOS CHARGED TO REVENUE	ALLOWANCE FOR BAD DEBTS CHARGED TO EXPENSE	DEDUCTIONS AND OTHER(1)	BALANCE AT END OF THE YEAR
2022	$62,009	$62,891	$13,666	$(84,423)	$54,143
2021	56,981	47,931	26,896	(69,799)	62,009
2020	42,856	55,118	34,411	(75,404)	56,981
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.
F. INVENTORY
Inventory is stated at the lower of cost or net realizable value, based on a first-in, first-out methodology. Our inventory primarily consists of IT-related assets including memory, central processing units, hard drives, adaptors and networking. All of our inventory is considered finished goods. Inventory is included as a component of Prepaid expenses and other in our Consolidated Balance Sheets. At December 31, 2022, we have inventory of approximately $11,726, net of related reserves for obsolete, excess and slow-moving inventory, related to our ALM business. We had no inventory as of December 31, 2021.
G. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2022 and 2021 related to cash and cash equivalents held in money market funds. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75,000. See Note 2.p.

76	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. PREPAID EXPENSES AND ACCRUED EXPENSES
Prepaid expenses totaled $114,130 and $109,478 as of December 31, 2022 and 2021, respectively. There were no other items greater than 5% of total current assets included within Prepaid expenses and other as of December 31, 2022 and 2021.
Accrued expenses and other current liabilities with items greater than 5% of total current liabilities are shown separately and consist of the following:

	DECEMBER 31,
DESCRIPTION	2022	2021
Interest	$128,272	$124,764
Dividends	194,272	190,559
Operating lease liabilities	288,738	259,597
Other	420,628	457,617
Accrued expenses and other current liabilities	$1,031,910	$1,032,537
I. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

DESCRIPTION	RANGE
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	1 to 10
Computer hardware and software	2 to 5
Property, plant and equipment (including financing leases in the respective categories), at cost, consist of the following:

	DECEMBER 31,
DESCRIPTION	2022	2021
Land	$486,715	$372,411
Buildings and building improvements	3,336,778	3,391,143
Leasehold improvements	1,079,419	1,054,757
Racking	2,058,054	2,075,473
Warehouse equipment/vehicles	493,128	494,464
Furniture and fixtures	49,610	50,692
Computer hardware and software	585,792	823,649
Construction in progress	936,269	384,714
Property, plant and equipment	$9,025,765	$8,647,303
Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized and depreciated. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

IRON MOUNTAIN 2022 FORM 10-K	77

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZED INTEREST
We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended December 31, 2022, 2021 and 2020, capitalized interest is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Capitalized interest	$14,078	$12,673	$14,321
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
During the years ended December 31, 2022, 2021 and 2020, capitalized costs associated with the development of internal use computer software projects are as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Capitalized costs associated with the development of internal use computer software projects	$44,152	$48,557	$38,329
ASSET RETIREMENT OBLIGATIONS
Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligations are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2022 and 2021 were $36,119 and $36,493, respectively, and are included in Other Long-term Liabilities in our Consolidated Balance Sheets.
J. LEASES
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

78	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
We account for all leases, both operating and financing, in accordance with Accounting Standards Codification ("ASC") Topic 842 Leases, ("ASC 842"). Our accounting policy provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Consolidated Balance Sheets. We recognize the lease payments for those leases with an initial term of 12 months or less in our Consolidated Statements of Operations on a straight-line basis over the lease term.
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
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2022 and 2021 are as follows:

	DECEMBER 31,
DESCRIPTION	2022	2021
Assets:
Operating lease right-of-use assets(1)	$2,583,704	$2,314,422
Financing lease right-of-use assets, net of accumulated depreciation(2)(3)	251,690	298,049
Liabilities:
Current
Operating lease liabilities	$288,738	$259,597
Financing lease liabilities(3)	43,857	41,168
Long-term
Operating lease liabilities	$2,429,167	$2,171,472
Financing lease liabilities(3)	289,048	315,561
(1)At December 31, 2022 and 2021, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2)At December 31, 2022, these assets are comprised of approximately 64% real estate related assets and 36% non-real estate related assets. At December 31, 2021, these assets are comprised of approximately 69% real estate related assets and 31% non-real estate related assets.
(3)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Consolidated Balance Sheets.
The components of the lease expense for the years ended December 31, 2022, 2021 and 2020 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2022	2021	2020
Operating lease cost(1)	$574,115	$545,097	$499,464
Financing lease cost:
Depreciation of financing lease right-of-use assets	$42,708	$50,970	$51,629
Interest expense for financing lease liabilities	17,329	19,808	19,942
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $119,184, $111,949 and $111,501 for the years ended December 31, 2022, 2021 and 2020, respectively.

IRON MOUNTAIN 2022 FORM 10-K	79

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Weighted average remaining lease terms and discount rates as of December 31, 2022 and 2021 are as follows:

	DECEMBER 31, 2022		DECEMBER 31, 2021
	OPERATING LEASES	FINANCING LEASES	OPERATING LEASES	FINANCING LEASES
Remaining Lease Term	11.3 years	10.6 years	10.9 years	10.9 years
Discount Rate	6.4%	5.8%	6.6%	5.9%
The estimated minimum future lease payments (receipts) as of December 31, 2022 are as follows:

YEAR	OPERATING LEASES(1)	SUBLEASE INCOME	FINANCING LEASES(1)
2023	$435,386	$(9,499)	$52,340
2024	417,058	(5,766)	46,244
2025	392,117	(3,243)	119,130
2026	360,684	(2,528)	31,232
2027	335,269	(3,521)	15,778
Thereafter	1,962,941	—	144,701
Total minimum lease payments (receipts)	3,903,455	$(24,557)	409,425
Less amounts representing interest or imputed interest	1,185,550		76,520
Present value of lease obligations	$2,717,905		$332,905
(1)Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes.
At December 31, 2022, we have 10 leases which we have signed but which have not yet commenced and are not included in our lease obligation table above. The total undiscounted minimum lease payments for these leases are approximately $270,023 and have lease terms that range from 10 to 15 years. Each of these leases is expected to commence during 2023.
Other information: Supplemental cash flow information relating to our leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2022	2021	2020
Operating cash flows used in operating leases	$409,163	$392,987	$360,088
Operating cash flows used in financing leases (interest)	17,329	19,808	19,942
Financing cash flows used in financing leases	44,869	46,118	47,829
NON-CASH ITEMS:
Operating lease modifications and reassessments	$179,094	$144,310	$143,382
New operating leases (including acquisitions and sale-leaseback transactions)	540,830	282,490	370,011
K. LONG-LIVED ASSETS
We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the sum of the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If it is determined that we are unable to recover the carrying amount of the assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Long-lived assets, including finite-lived intangible assets, are amortized over their useful lives. Annually, or more frequently if events or circumstances warrant, we assess whether a change in the lives over which long-lived assets, including finite-lived intangible assets, are amortized is necessary.

80	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Gain on disposal/write-down of property, plant and equipment, net for the years ended December 31, 2022, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Gain on disposal/write-down of property, plant and equipment, net	$93,268	$172,041	$363,537
The gains primarily consist of(1):
•Gains associated with sale and sale-leaseback transactions of approximately $94,500, of which (i) approximately $49,000 relates to sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States during the second quarter of 2022, (ii) approximately $17,000 relates to sale-leaseback transactions of two facilities in the United States and one in Canada during the third quarter of 2022 and (iii) approximately $28,500 relates to sale and sale-leaseback transactions of 12 facilities and one parcel of land in the United States and one facility in the United Kingdom during the fourth quarter of 2022.

•Gains associated with sale and sale-leaseback transactions of approximately $164,000, of which (i) approximately $127,400 relates to sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021 and (ii) approximately $36,600 relates to sale and sale-leaseback transactions of nine facilities in the United States during the fourth quarter of 2021.

•Gains associated with sale-leaseback transactions of approximately $342,100, of which (i) approximately $265,600 relates to sale-leaseback transactions of 14 facilities in the United States during the fourth quarter of 2020 and (ii) approximately $76,400 relates to sale-leaseback transactions of two facilities in the United States during the third quarter of 2020.
•Gains of approximately $24,100 associated with the Frankfurt JV Transaction (as defined in Note 5).

(1) The gains recognized during the years ended December 31, 2022, 2021 and 2020 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in Note 2.j.
L. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We test goodwill annually on October 1, and more frequently if impairment indicators arise that would require an interim test. The following is a discussion regarding (i) interim goodwill impairment review for our Fine Arts reporting unit during the first quarter of 2020, (ii) the reporting units at which level we tested goodwill for impairment as of October 1, 2021 and the composition of these reporting units at December 31, 2021 (including the amount of goodwill associated with each reporting unit), (iii) interim reporting unit changes and goodwill impairment review during the second quarter of 2022 and (iv) the reporting units at which level we tested goodwill for impairment as of October 1, 2022 and the composition of these reporting units at December 31, 2022 (including the amount of goodwill associated with each reporting unit).

IRON MOUNTAIN 2022 FORM 10-K	81

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
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
•Europe Records and Information Management ("Europe RIM")
•Latin America Records and Information Management ("Latin America RIM")
•Australia and New Zealand Records and Information Management ("ANZ RIM")

•Asia Records and Information Management ("Asia RIM") •Global Data Center •Fine Arts •Entertainment Services
We concluded that the goodwill associated with each of our reporting units was not impaired as of such date. There were no changes to the composition of our reporting units between October 1, 2021 and December 31, 2021.
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2021
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2021 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31, 2021
Global RIM (as defined in Note 11) Business	North America RIM	$2,720,049
	Europe RIM	624,502
	Latin America RIM	107,174
	ANZ RIM	284,042
	Asia RIM	240,494
Global Data Center Business	Global Data Center	426,074
Corporate and Other	Fine Arts	27,905
	Entertainment Services	33,291
Total		$4,463,531

82	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
III. 2022 REPORTING UNIT CHANGES
During the second quarter of 2022, as a result of the realignment of our global managerial structure, we reassessed the composition of our reportable segments (see Note 11 for a description and definition of our reportable segments) as well as our reporting units.

We note the following changes to our reporting units as a result of the reassessment described above:
•our former Europe RIM reporting unit is now managed as two separate reporting units: (i) our Middle East, North Africa and Turkey ("MENAT") businesses will comprise our "MENAT RIM" reporting unit and (ii) our other businesses in Europe and South Africa ("ESA") will comprise our "ESA RIM" reporting unit;
•our former ANZ RIM and Asia RIM reporting units are now managed as one "APAC RIM" reporting unit; and
•our ALM business, which includes our legacy secure IT asset disposition business (which was previously primarily included in our North America RIM reporting unit) and the business acquired through our acquisition of Intercept Parent, Inc. ("ITRenew"), will comprise our newly formed "ALM" reporting unit.

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
IV. REPORTING UNITS AS OF OCTOBER 1, 2022
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2022 were as follows:

•North America RIM •ESA RIM •MENAT RIM •Latin America RIM •APAC RIM	•Entertainment Services •Global Data Center •Fine Arts •ALM
We concluded that the goodwill associated with each of our reporting units was not impaired as of such date. There were no changes to the composition of our reporting units between October 1, 2022 and December 31, 2022.

IRON MOUNTAIN 2022 FORM 10-K	83

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2022
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2022 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31, 2022
Global RIM Business	North America RIM	$2,667,400
	ESA RIM	521,949
	MENAT RIM	25,007
	Latin America RIM	109,069
	APAC RIM	497,792
	Entertainment Services	31,729
Global Data Center Business	Global Data Center	418,502
Corporate and Other	Fine Arts	33,908
	ALM	577,378
Total		$4,882,734
The fair value of our reporting units has generally been determined using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach").

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

84	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The changes in the carrying value of goodwill attributable to each reportable segment for the years ended December 31, 2022 and 2021 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2020	$4,022,641	$436,987	$97,981	$4,557,609
Non-tax deductible goodwill acquired during the year	14,406	—	13,141	27,547
Goodwill allocated to IPM Divestment	—	—	(46,105)	(46,105)
Fair value and other adjustments	(6,091)	—	(1,268)	(7,359)
Currency effects	(58,104)	(10,913)	856	(68,161)
Goodwill balance, net of accumulated amortization, as of December 31, 2021	3,972,852	426,074	64,605	4,463,531
Deductible goodwill acquired during the year	—	—	912	912
Non-tax deductible goodwill acquired during the year	696	—	546,693	547,389
Fair value and other adjustments(1)	(12,199)	—	384	(11,815)
Currency effects	(108,403)	(7,572)	(1,308)	(117,283)
Goodwill balance, net of accumulated amortization, as of December 31, 2022	$3,852,946	$418,502	$611,286	$4,882,734
Accumulated Goodwill Impairment Balance as of December 31, 2021	$132,409	$—	$26,011	$158,420
Accumulated Goodwill Impairment Balance as of December 31, 2022	$132,409	$—	$26,011	$158,420
(1) This amount primarily represents an adjustment to goodwill as a result of the deconsolidation of certain businesses, as described in Note 4.
M. FINITE-LIVED INTANGIBLE ASSETS AND LIABILITIES
I. CUSTOMER AND SUPPLIER RELATIONSHIP INTANGIBLE ASSETS
Customer and supplier relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from 10 to 30 years. Customer and supplier relationship intangible assets are recorded based upon estimates of their fair value.
II. CUSTOMER INDUCEMENTS
Payments that are made to a customer in order to terminate the customer’s storage of records with its current records management vendor ("Permanent Withdrawal Fees"), or direct payments to a customer for which no distinct benefit is received in return, are collectively referred to as "Customer Inducements". Customer Inducements are treated as a reduction of the transaction price over periods ranging from one to 10 years and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to revenue. However, in the event of such termination, we generally collect, and record as income, Permanent Withdrawal Fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.

IRON MOUNTAIN 2022 FORM 10-K	85

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
III. DATA CENTER INTANGIBLE ASSETS AND LIABILITIES
Finite-lived intangible assets associated with our Global Data Center Business consist of the following:
DATA CENTER IN-PLACE LEASE INTANGIBLE ASSETS AND DATA CENTER TENANT RELATIONSHIP INTANGIBLE ASSETS
Data Center In-Place Lease Intangible Assets ("Data Center In-Place Leases") and Data Center Tenant Relationship Intangible Assets ("Data Center Tenant Relationships") reflect the value associated with acquiring a data center operation with active tenants as of the date of acquisition. The value of Data Center In-Place Leases is determined based upon an estimate of the economic costs (such as lost revenues, tenant improvement costs, commissions, legal expenses and other costs to acquire new data center leases) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant. Data Center In-Place Leases are amortized over the weighted average remaining term of the acquired data center leases. The value of Data Center Tenant Relationships is determined based upon an estimate of the economic costs avoided upon lease renewal of the acquired tenants, based upon expectations of lease renewal. Data Center Tenant Relationships are amortized over the weighted average remaining anticipated life of the relationship with the acquired tenant.
DATA CENTER ABOVE-MARKET AND BELOW-MARKET IN-PLACE LEASE INTANGIBLE ASSETS
We record Data Center Above-Market In-Place Lease Intangible Assets ("Data Center Above-Market Leases") and Data Center Below-Market In-Place Lease Intangible Assets ("Data Center Below-Market Leases") at the net present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rates for each corresponding in-place lease. Data Center Above-Market Leases and Data Center Below-Market Leases are amortized over the remaining non-cancellable term of the acquired in-place lease to storage revenue.
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2022 and 2021, respectively, are as follows:

	DECEMBER 31, 2022			DECEMBER 31, 2021
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Assets:
Customer and supplier relationship intangible assets(1)	$2,162,154	$(823,392)	$1,338,762	$1,835,949	$(763,943)	$1,072,006
Customer inducements(1)	47,794	(26,158)	21,636	51,403	(28,400)	23,003
Data center lease-based intangible assets(1)(2)	272,649	(209,902)	62,747	278,904	(192,870)	86,034
Third-party commissions asset and other(3)	83,297	(28,581)	54,716	33,947	(13,716)	20,231
Liabilities:
Data center below-market leases(4)	$12,831	$(7,806)	$5,025	$12,782	$(6,923)	$5,859
(1)Included in Customer and supplier relationship and other intangible assets in the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.
(2)Data center lease-based intangible assets includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.
(3)Included in Other (within Other Assets, Net) in the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.
(4)Included in Other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.

86	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Customer Inducements and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Amortization expense included in depreciation and amortization associated with:
Customer and supplier relationship intangible assets	$156,779	$117,761	$117,514
Data center in-place leases and tenant relationships	16,955	42,333	42,637
Third-party commissions asset and other finite-lived intangible assets	16,148	6,987	7,004
Revenue reduction associated with amortization of:
Customer inducements and data center above-market and below-market leases	$8,119	$8,852	$9,878
Estimated amortization expense for existing finite-lived intangible assets (excluding Contract Fulfillment Costs, as defined and disclosed in Note 2.s.) is as follows:

	ESTIMATED AMORTIZATION
YEAR	INCLUDED IN DEPRECIATION AND AMORTIZATION	REVENUE REDUCTION ASSOCIATED WITH CUSTOMER INDUCEMENTS AND DATA CENTER ABOVE-MARKET AND BELOW-MARKET LEASES
2023	$181,866	$6,198
2024	177,512	3,997
2025	175,963	2,504
2026	146,812	1,909
2027	124,434	1,299
Thereafter	648,895	1,447
N. DEFERRED FINANCING COSTS
Deferred financing costs are amortized over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period the debt is retired to Other (income) expense, net. See Note 7.
O. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may enter into cross-currency swaps to hedge the variability of exchange rates between the United States dollar and the currencies of our foreign subsidiaries, as well as interest rates. We may also use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. As of December 31, 2022 and 2021, none of our derivative instruments contained credit-risk related contingent features. See Note 6.

IRON MOUNTAIN 2022 FORM 10-K	87

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 and 2021, respectively, are as follows:

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$11,311	$—		$11,311		$—
Time Deposits(1)	1,102	—		1,102		—
Trading Securities	9,462	9,426	(2)	36	(3)	—
Derivative Assets(4)	51,396	—		51,396		—
Derivative Liabilities(4)	489	—		489		—
Deferred Purchase Obligations(5)	193,033	—		—		193,033

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$101,022	$—		$101,022		$—
Time Deposits(1)	2,238	—		2,238		—
Trading Securities	11,147	11,062	(2)	85	(3)	—
Derivative Assets(4)	11,021	—		11,021		—
Derivative Liabilities(4)	8,344	—		8,344		—
(1)Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.
(2)Certain trading securities are measured at fair value using quoted market prices.
(3)Certain trading securities are measured based on inputs other than quoted market prices that are observable.
(4)Derivative assets and liabilities include (i) interest rate swap agreements, including our forward-starting interest rate swap agreement, to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness and on future borrowings from our Virginia Credit Agreement (as defined in Note 7) and (ii) cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro and certain of our Euro denominated subsidiaries. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the determination of the fair value of our derivative financial instruments. See Note 6 for additional information on our derivative financial instruments.

88	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(5)Primarily relates to the fair value of the Deferred Purchase Obligation associated with the ITRenew Transaction (each as defined in Note 3), which was determined utilizing a Monte-Carlo model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the Deferred Purchase Obligation. During the fourth quarter of 2022, we recorded a change in the estimated fair value of the Deferred Purchase Obligation as described in Note 2.v.
There were no material items that were measured at fair value on a non-recurring basis for the years ended December 31, 2022 and 2021, with the exception of: (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.l.); (ii) assets acquired and liabilities assumed through our acquisitions (as disclosed in Note 3); (iii) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.q.); (iv) our investments in the Frankfurt JV, the Clutter JV and the Web Werks JV (each as defined in Note 5); and (v) the fair value of our retained investment of our deconsolidated businesses (as described in Note 4), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 7. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2022 and 2021.
Q. REDEEMABLE NONCONTROLLING INTERESTS
Certain unaffiliated third parties own noncontrolling interests in certain of our consolidated subsidiaries. The underlying agreements between us and our noncontrolling interest shareholders for these subsidiaries contain provisions under which the noncontrolling interest shareholders can require us to purchase their respective interests in such subsidiaries at certain times and at a purchase price as stipulated in the underlying agreements (generally at fair value). These put options make these noncontrolling interests redeemable and, therefore, these noncontrolling interests are classified as temporary equity outside of stockholders’ equity. Redeemable noncontrolling interests are reported at the higher of their redemption value or the noncontrolling interest holders’ proportionate share of the underlying subsidiaries net carrying value. Increases or decreases in the redemption value of the noncontrolling interest are offset against Additional Paid-in Capital.
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

IRON MOUNTAIN 2022 FORM 10-K	89

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
R. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the years ended December 31, 2022, 2021 and 2020 are as follows:

	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Balance as of December 31, 2019	$(252,825)	$(9,756)	$(262,581)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	46,635	—	46,635
Change in fair value of derivative instruments	—	(39,947)	(39,947)
Total other comprehensive income (loss)	46,635	(39,947)	6,688
Balance as of December 31, 2020	(206,190)	(49,703)	(255,893)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(134,834)	—	(134,834)
Change in fair value of derivative instruments	—	52,380	52,380
Total other comprehensive (loss) income	(134,834)	52,380	(82,454)
Balance as of December 31, 2021	(341,024)	2,677	(338,347)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(113,485)	—	(113,485)
Change in fair value of derivative instruments	—	9,829	9,829
Total other comprehensive (loss) income	(113,485)	9,829	(103,656)
Balance as of December 31, 2022	$(454,509)	$12,506	$(442,003)

90	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
S. REVENUES
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of (i) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period, and (ii) the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets; (3) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, and consulting services; and (4) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout.
We account for our revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), with the exception of our data center revenue, as described below. Customers are generally billed monthly based on contractually agreed-upon terms, and storage rental and service revenues are recognized in the month the respective storage rental or service is provided, in line with the transfer of control to the customer. When storage rental fees or services are billed in advance, amounts related to future storage rental or prepaid service contracts are accounted for as deferred revenue and recognized upon the transfer of control to the customer, generally ratably over the contract term. Customer contracts generally include promises to provide monthly recurring storage and related services that are essentially the same over time and have the same pattern of transfer of control to the customer; therefore, most performance obligations represent a promise to deliver a series of distinct services over time (as determined for purposes of ASC 606, a "series"). For those contracts that qualify as a series, we apply the "right to invoice" practical expedient as we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. Additionally, each purchasing decision is fully in the control of the customer; therefore, consideration beyond the current reporting period is variable and allocated to the specific period to which the consideration relates, which is consistent with the practical expedient. Revenue from product sales, the significant majority of which are shred paper and IT asset sales, is recognized at the point in time at which control transfers to the customer, which is generally upon shipment.
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
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts ("Contract Fulfillment Costs"). The following describes our significant Contract Fulfillment Costs:
INTAKE COSTS (AND ASSOCIATED DEFERRED REVENUE)
The costs of the initial intake of customer records into physical storage ("Intake Costs") are deferred and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations generally over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. In instances where such Intake Costs are billed to the customer, the associated revenue is deferred and recognized over the same three-year period.

IRON MOUNTAIN 2022 FORM 10-K	91

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMMISSIONS
Certain commission payments that are directly associated with the fulfillment of long-term contracts are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations generally over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. Certain direct commission payments associated with contracts with a duration of one year or less are expensed as incurred under the practical expedient which allows an entity to expense as incurred an incremental cost of obtaining a contract if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
Contract Fulfillment Costs, which are included as a component of Other within Other Assets, Net, as of December 31, 2022 and 2021 are as follows:

	DECEMBER 31, 2022			DECEMBER 31, 2021
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$68,345	$(42,132)	$26,213	$71,336	$(42,678)	$28,658
Commissions asset	133,145	(58,949)	74,196	114,791	(50,553)	64,238
Amortization expense associated with the Intake Costs and Commissions assets for the years ended December 31, 2022, 2021 and 2020 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2022	2021	2020
Intake Costs asset	$18,117	$17,530	$13,300
Commissions asset	40,612	30,739	24,052
Estimated amortization expense for Contract Fulfillment Costs is as follows:

YEAR	ESTIMATED AMORTIZATION
2023	$51,785
2024	33,731
2025	14,893
Deferred revenue liabilities are reflected as follows in our Consolidated Balance Sheets:

		DECEMBER 31,
DESCRIPTION	LOCATION IN BALANCE SHEET	2022	2021
Deferred revenue - Current	Deferred revenue	$328,910	$307,470
Deferred revenue - Long-term	Other Long-term Liabilities	32,960	33,691

92	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Our data center revenue contracts are accounted for in accordance with ASC 842. ASC 842 provides a practical expedient which allows lessors to account for nonlease components (such as power and connectivity, in the case of our Global Data Center Business) with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component, if accounted for separately, would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606 if the nonlease components are the predominant components. We have elected to take this practical expedient. Our data center revenue contracts may contain Consumer Price Index rent escalation clauses. Consumer Price Index rent escalation clauses are recognized as income in the period earned.
Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the years ended December 31, 2022, 2021 and 2020 are as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Storage rental revenue(1)	$372,208	$289,592	$263,695
(1)Revenue associated with power and connectivity included within storage rental revenue was $130,101, $62,185 and $47,451 for the years ended December 31, 2022, 2021 and 2020, respectively.
The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.
The future minimum lease payments we expect to receive under non-cancellable data center operating leases for which we are the lessor, excluding month to month leases, for the next five years are as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS
2023	$295,489
2024	269,438
2025	220,528
2026	185,368
2027	162,032
T. STOCK-BASED COMPENSATION
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), and performance units ("PUs") (together, "Employee Stock-Based Awards").
2022 RETIREMENT ELIGIBLE CRITERIA
For our Employee Stock-Based Awards made on or after March 1, 2022, we have included the following retirement provision:
•Upon an employee’s retirement on or after attaining age 55 with at least five years of service, if the sum of (i) the award recipient’s age at retirement and (ii) the award recipient’s years of service with us totals at least 65, the award recipient is entitled to continued vesting of any outstanding Employee Stock-Based Awards, provided that their retirement occurs on or after a minimum of six months from the grant date (the "Retirement Criteria").
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

IRON MOUNTAIN 2022 FORM 10-K	93

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
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
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Stock-based compensation expense	$56,861	$61,001	$37,674
Stock-based compensation expense, after tax	52,600	59,243	36,584
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
Our stock options outstanding at December 31, 2022 are based on the three-year vesting period (10 year contractual life) described above.
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
A total of 20,750,000 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans at December 31, 2022 was 7,981,518.

94	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The weighted average fair value of stock options granted in 2022, 2021 and 2020 was $7.44, $3.23 and $2.35 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the years ended December 31, 2022, 2021 and 2020 are as follows:

	YEAR ENDED DECEMBER 31,
WEIGHTED AVERAGE ASSUMPTIONS	2022	2021	2020
Expected volatility(1)	28.0%	28.3%	25.4%
Risk-free interest rate(2)	1.72%	1.45%	1.45%
Expected dividend yield(3)	5%	7%	7%
Expected life(4)	10.0 years	10.0 years	10.0 years
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
(4)Expected life of the stock options granted is estimated using the historical exercise behavior of employees.
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2021	4,224,073	$36.06
Granted	211,455	49.67
Exercised	(208,093)	33.00
Forfeited	(1,116)	35.72
Expired	—	—
Outstanding at December 31, 2022	4,226,319	$36.89	5.03	$54,788
Options exercisable at December 31, 2022	3,531,786	$36.49	4.41	$47,169
Options expected to vest	694,533	$38.88	8.19	$7,619
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
The fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020, are as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Fair value of RSUs vested	$27,078	$29,332	$26,492

IRON MOUNTAIN 2022 FORM 10-K	95

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A summary of RSU activity for the year ended December 31, 2022 is as follows:

	RSUs	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2021	1,403,633	$34.11
Granted	949,413	50.26
Vested	(802,454)	33.74
Forfeited	(244,477)	38.63
Non-vested at December 31, 2022	1,306,115	$43.43
PERFORMANCE UNITS
The PUs we issue vest based on our performance against predefined operational and share based targets. The vesting is subject to a minimum level of return on invested capital in the third year of the performance period, and thereafter the number of PUs earned is based on (i) the revenue performance for each year averaged at the end of the three-year performance period, (ii) the total return on our common stock in relation to the MSCI United States REIT Index and (iii) for grants issued in 2021 and 2020, the revenue exit rate of new products in the last quarter of the three-year performance period. The number of PUs earned may range from 0% to approximately 238% of the initial award.
All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. PUs are generally expensed over the three-year performance period. As detailed above, PUs granted are subject to the Retirement Criteria. PUs granted to recipients who meet the Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.
All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.
During the years ended December 31, 2022, 2021 and 2020, we issued 435,675, 488,953 and 425,777 PUs, respectively. We forecast the likelihood of achieving the predefined targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against predefined targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period.
The fair value of earned PUs that vested during the years ended December 31, 2022, 2021 and 2020, is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Fair value of earned PUs that vested	$20,059	$29,701	$11,812

96	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A summary of PU activity for the year ended December 31, 2022 is as follows:

	ORIGINAL PU AWARDS	PU ADJUSTMENT(1)	TOTAL PU AWARDS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2021	873,235	(541,444)	331,791	$44.65
Granted	435,675	—	435,675	52.27
Prior year grant adjustments for performance (1)	—	56,894	56,894	36.78
Vested	(386,627)	—	(386,627)	51.88
Forfeited	(92,110)	—	(92,110)	49.61
Non-vested at December 31, 2022	830,173	(484,550)	345,623	$45.65
(1)Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.
EMPLOYEE STOCK PURCHASE PLAN
We offer an Employee Stock Purchase Plan ("ESPP") in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. Shares of our common stock may be purchased by eligible employees at six-month intervals at 95% of the fair market price at the end of each six-month period, without a look-back feature, up to a maximum of 15% of their gross compensation during the offering period. We do not recognize compensation expense for the ESPP shares purchased. In May 2021, our stockholders approved an amendment to the ESPP to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 to 2,000,000. For the years ended December 31, 2022, 2021 and 2020, there were 112,486, 112,297 and 159,853 shares, respectively, purchased under the ESPP. As of December 31, 2022, we have 991,504 shares available under the ESPP.
As of December 31, 2022, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $49,455 and is expected to be recognized over a weighted-average period of 2.0 years.
We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.
U. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and integration costs for the year ended December 31, 2022, 2021 and 2020 were $47,746, $12,764 and $0, respectively.

IRON MOUNTAIN 2022 FORM 10-K	97

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
V. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Foreign currency transaction (gains) losses, net(1)	$(61,684)	$(15,753)	$29,830
Debt extinguishment expense	671	—	68,300
Other, net(2)(3)	(8,768)	(177,051)	45,415
Other (Income) Expense, Net	$(69,781)	$(192,804)	$143,545
(1)The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses primarily related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined in Note 7), (ii) our previously outstanding 3% Euro Senior Notes due 2025, which were redeemed in 2020, and (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested.
(2)Other, net for the year ended December 31, 2022 consists primarily of (i) a gain of approximately $93,600 associated with the remeasurement of the Deferred Purchase Obligation to the present value of our best estimate of fair value and (ii) a gain of approximately $35,800 associated with the Clutter Transaction (as defined in Note 5), partially offset by (iii) a loss of approximately $105,800 associated with the OSG Deconsolidation (as defined in Note 4) and (iv) losses on our equity method investments.
(3)Other, net for the year ended December 31, 2021 consists primarily of (i) a gain of approximately $179,000 associated with our IPM Divestment (as defined in Note 4) and (ii) a gain of approximately $20,300 associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019, partially offset by (iii) losses on our equity method investments.
W. INCOME TAXES
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

98	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
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
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2022, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Net Income (Loss)	$562,149	$452,725	$343,096
Less: Net Income (Loss) Attributable to Noncontrolling Interests	5,168	2,506	403
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$556,981	$450,219	$342,693
Weighted-average shares—basic	290,812,000	289,457,000	288,183,000
Effect of dilutive potential stock options	1,125,068	645,886	24,903
Effect of dilutive potential RSUs and PUs	507,109	872,204	435,287
Weighted-average shares—diluted	292,444,177	290,975,090	288,643,190
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$1.92	$1.56	$1.19
Diluted	$1.90	$1.55	$1.19
Antidilutive stock options, RSUs and PUs, excluded from the calculation	305,527	1,447,722	5,663,981

Y. NEW ACCOUNTING PRONOUNCEMENTS
NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09 and for the related revenue contracts in accordance with ASU 2014-09 as if it had originated the contracts. ASU 2021-08 will be effective for us on January 1, 2023, with early adoption permitted. We do not expect ASU 2021-08 to have a material impact on our consolidated financial statements upon its adoption.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. Under ASU 2020-04, an entity could elect to apply the amendments beginning March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We are currently evaluating these amendments as they relate to our contracts, hedging relationships and other transactions that reference LIBOR, as well as the impact of ASU 2020-04 and ASU 2022-06 on our consolidated financial statements, but we do not expect the impact to be material.

IRON MOUNTAIN 2022 FORM 10-K	99

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
3. ACQUISITIONS
We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.
A. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2022
ITRENEW
On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in ITRenew at an agreed upon purchase price of $725,000, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid $748,846 and acquired $30,720 of cash on hand, for a net purchase price of $718,126 for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200,000 and no more than $531,000 (the "Deferred Purchase Obligation"). From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Consolidated Balance Sheet at December 31, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation are included as a component of Other (income) expense, net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid. See Note 2.v.
PRO FORMA FINANCIAL INFORMATION
The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of Iron Mountain and ITRenew on a pro forma basis as if the ITRenew Transaction had occurred on January 1, 2021. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021. The Pro Forma Financial Information, for the periods presented, includes purchase accounting adjustments (including amortization of acquired customer and supplier intangible assets and depreciation of acquired property, plant and equipment) and related tax effects. Through December 31, 2022, we and ITRenew collectively incurred $59,370 of operating expenditures to complete the ITRenew Transaction (including advisory and professional fees). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2021.

	YEAR ENDED DECEMBER 31,
	2022	2021
Total Revenues	$5,121,548	$4,939,511
Income from Continuing Operations	571,381	391,625
In addition to our acquisition of ITRenew, we completed certain other acquisitions during the years ended December 2022, 2021 and 2020. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

100	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
XDATA PROPERTIES
On October 5, 2022, in order to further expand our data center operations in Europe, we completed the acquisition of XData Properties S.L.U., a data center colocation space and solutions provider with a data center in Spain, which we accounted for as an asset acquisition, for (i) cash consideration of 78,900 Euros (or approximately $78,200, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition), subject to adjustments, and (ii) up to 10,000 Euros (or approximately $9,900, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition) of additional consideration, payable based on the achievement of certain power connection milestones through December 2024.
OTHER 2022 ACQUISITIONS
In addition to the transactions noted above, during the year ended December 31, 2022, in order to enhance our existing operations in Morocco and expand our fine arts operations in China - Hong Kong S.A.R. and North America, we completed the acquisition of a records management company, a fine arts company and the assets of a second fine arts company, for a total combined purchase price of approximately $11,600, including deferred purchase obligations, purchase price holdbacks and other deferred payments of approximately $4,600.
B. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2021
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
C. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2020
Prior to January 9, 2020, we owned a 25% equity interest in OSG Records Management (Europe) Limited ("OSG"). On January 9, 2020, we acquired the remaining 75% equity interest in OSG for cash consideration of approximately $95,500 (the "OSG Acquisition"). The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our consolidated financial statements from the closing date of the OSG Acquisition. In connection with the OSG Acquisition, our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition; as a result, we recorded a gain of approximately $10,000 during the first quarter of 2020, which is included as a component of Other (income) expense, net in our Consolidated Statements of Operations. The fair value of the 25% equity investment in OSG was determined based on the purchase price of the OSG Acquisition.
On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of approximately $29,100.

IRON MOUNTAIN 2022 FORM 10-K	101

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
D. PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions (including asset acquisitions) in each respective year is as follows:

	2022			2021	2020
	ITRENEW	OTHER FISCAL YEAR 2022 ACQUISITIONS	TOTAL	TOTAL	TOTAL
Cash Paid (gross of cash acquired)(1)	$749,596	$85,170	$834,766	$224,192	$124,614
Fair Value of Noncontrolling Interests	—	—	—	3,878	—
Deferred Purchase Obligation, Purchase Price Holdbacks and Other(2)	275,100	13,637	288,737	2,534	—
Fair Value of Investments Applied to Acquisitions	—	—	—	—	27,276
Total Consideration	1,024,696	98,807	1,123,503	230,604	151,890
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	30,694	963	31,657	20,194	6,545
Accounts Receivable, Prepaid Expenses and Other Assets	71,612	3,947	75,559	26,911	16,559
Property, Plant and Equipment	7,541	93,722	101,263	150,095	52,021
Customer and Supplier Relationship Intangible Assets(3)	487,600	3,672	491,272	35,181	79,065
Data Center Lease-Based Intangible Assets(4)	—	1,442	1,442	9,656	—
Other Intangible Assets(5)	47,300	—	47,300	—	—
Operating Lease Right-of-Use Assets	29,545	3,135	32,680	40,848	100,040
Debt Assumed	—	—	—	(9,026)	(27,363)
Accounts Payable, Accrued Expenses and Other Liabilities	(60,157)	(2,069)	(62,226)	(22,733)	(19,564)
Operating Lease Liabilities	(29,545)	(3,135)	(32,680)	(40,848)	(100,040)
Deferred Income Taxes	(100,922)	(10,143)	(111,065)	(7,221)	(9,631)
Total Fair Value of Identifiable Net Assets Acquired	483,668	91,534	575,202	203,057	97,632
Goodwill Initially Recorded	$541,028	$7,273	$548,301	$27,547	$54,258
(1)Cash paid for acquisitions, net of cash acquired in our Consolidated Statement of Cash Flows includes contingent and other payments of $581, $0 and $512 for the years ended December 31, 2022, 2021 and 2020, respectively, related to acquisitions made in the years prior to 2022, 2021 and 2020, respectively.
(2)In 2022, Deferred purchase obligation, purchase price holdbacks and other includes $275,100 related to the original fair value estimate of the Deferred Purchase Obligation for the Remaining Interests and approximately $13,600 of deferred purchase obligation, purchase price holdbacks and other associated with our other business and asset acquisitions completed in 2022.
(3)The weighted average lives of customer and supplier relationship intangible assets associated with acquisitions in 2022, 2021 and 2020 was 12 years, 11 years and 14 years, respectively.
(4)The weighted average lives of data center Iease-based intangible assets associated with acquisitions in 2022 and 2021 was four years and five years, respectively.
(5)The weighted average lives of other intangible assets associated with acquisitions in 2022 was five years.
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

102	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Purchase price allocation adjustments recorded during the fourth quarter of 2022 and year ended December 31, 2022 were not material to our balance sheet or results from operations.
4. DIVESTMENTS AND DECONSOLIDATIONS
OSG RECORDS MANAGEMENT (EUROPE) LIMITED DECONSOLIDATION
On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in our acquisition of OSG, excluding Ukraine ("OSG Deconsolidation"). We recognized a loss of approximately $105,800 associated with the deconsolidation to Other (income) expense, net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and the subsequent remeasurement of the retained investment to a fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of Operating income (loss) in our Consolidated Statements of Operations through the date of deconsolidation and the cash flows associated with these businesses are presented as a component of Cash flows from operations in our Consolidated Statements of Cash Flows through the date of the deconsolidation.
INTELLECTUAL PROPERTY MANAGEMENT BUSINESS DIVESTMENT
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, which we predominantly operated in the United States, for total gross consideration of approximately $215,400 (the "IPM Divestment"). As a result of the IPM Divestment, we recorded a gain on sale of approximately $179,000 to Other (income) expense, net during the year ended December 31, 2021, representing the excess of the fair value of the consideration received over the sum of the carrying value of the IPM business. We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results.
5. INVESTMENTS
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. ("Clutter") pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV and Clutter’s shareholders contributed their ownership interests in Clutter to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35,800, which was recorded to Other, net, a component of Other expense (income), net during the year ended December 31, 2022.

IRON MOUNTAIN 2022 FORM 10-K	103

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
5. INVESTMENTS
WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited ("Web Werks"), a colocation data center provider in India. In connection with the formation of the Web Werks JV, we made an initial investment of approximately 3,750,000 Indian rupees (or approximately $50,100, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of the initial investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV (the "Initial Web Werks JV Investment"). In August 2022, we made an additional investment of approximately 3,750,000 Indian rupees (or approximately $46,100, based upon the exchange rate between the United States dollar and Indian rupee on the date of the additional investment) in exchange for an additional interest in the form of convertible preference shares in the Web Werks JV (the "Second Web Werks JV Investment"). Under the terms of the Web Werks JV shareholder agreement, we are required to make an additional investment of approximately 3,750,000 Indian rupees by May 2023. The shares we received from the Initial Web Werks JV Investment and the Second Web Werks JV Investment converted to 382,574 equity shares, representing a 53.58% ownership in the JV as of December 31, 2022, determined by a valuation based upon the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Web Werks JV for the trailing twelve months ending July 31, 2022. Subsequent to the Second Web Werks JV Investment, the shareholders of Web Werks retained control of the financial and operating decisions of the Web Werks JV through their control of Web Werks JV's board of directors. As we do not control the board of directors or the key management decisions of the Web Werks JV, we account for our interest in the Web Werks JV as an equity method investment.
FRANKFURT JOINT VENTURE
In October 2020, we formed a joint venture (the "Frankfurt JV") with AGC Equity Partners ("AGC") to design and develop a 280,000 square foot, 27 megawatt, hyperscale data center, which is currently under development in Frankfurt, Germany (the "Frankfurt JV Transaction"). AGC acquired an 80% equity interest in the Frankfurt JV, while we retained a 20% equity interest (the "Frankfurt JV Investment"). The total cash consideration for the 80% equity interest sold to AGC was approximately $105,000. We received approximately $93,300 (gross of certain transaction expenses) upon the closing of the Frankfurt JV, and we are entitled to receive an additional approximately $11,700 upon the completion of development of the data center, which we expect to occur in the first quarter of 2023. In connection with the Frankfurt JV Transaction, we also entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV.
As a result of the Frankfurt JV Transaction, we recognized a gain during the year ended December 31, 2020 of approximately $24,100, representing the excess of the fair value of the consideration received over the carrying value of the assets, which consisted primarily of land and land development assets which were previously included within our Global Data Center Business segment.
JOINT VENTURE SUMMARY
The joint ventures referred to above are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at December 31, 2022 and 2021 are as follows:

	DECEMBER 31, 2022		DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$98,278	53.58%	$51,140	38.50%
Frankfurt JV	37,194	20.00%	26,167	20.00%
MakeSpace JV	—	—%	30,154	49.99%
Clutter JV	54,172	26.73%	—	—%

104	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In November 2022, we entered into a forward-starting interest rate swap agreement to limit our exposure to changes in interest rates on future borrowings under our Virginia Credit Agreement (as defined in Note 7). The forward-starting interest rate swap agreement commences in July 2023 and expires in October 2025 (the "October 2025 Interest Rate Swap Agreement"). The October 2025 Interest Rate Swap Agreement has an initial notional value of $4,800, which is contracted to increase in monthly increments beginning in August 2023 to June 2025 to a total notional value of $153,800. Under the October 2025 Interest Rate Swap Agreement, we will receive variable rate interest payments based upon SOFR, in exchange for the payment of a fixed interest rate as specified in the October 2025 Interest Rate Swap Agreement.
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These forward-starting interest rate swap agreements commenced in March 2022. As of December 31, 2022 we have $350,000 in notional value outstanding on these interest rate swap agreements, which expire in March 2024 (the "March 2024 Interest Rate Swap Agreements"). Under the March 2024 Interest Rate Swap Agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the March 2024 Interest Rate Swap Agreements.
We have designated each of the interest rate swap agreements described above as cash flow hedges. These interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. These cross-currency swap agreements expire in August 2023 (the "August 2023 Cross Currency Swap Agreements"). In October 2022, one of these August 2023 Cross Currency Swap Agreements was amended to increase the notional value exchanged from approximately 49,500 Euros at an interest rate of 3.6% to approximately 55,466 Euros at an interest rate of (9.5%), resulting in a total notional value exchanged under the August 2023 Cross Currency Swap Agreements of approximately 105,020 Euros at a weighted average interest rate of approximately (3.3%).
In September 2020, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of these cross-currency swap agreements, we notionally exchanged approximately $359,200 at an interest rate of 4.5% for 300,000 Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements expire in February 2026 (the "February 2026 Cross Currency Swap Agreements"). In May 2022, the February 2026 Cross-Currency Swap Agreements were amended to increase the notional value exchanged to approximately 340,500 Euros at a weighted average interest rate of approximately 1.2%. In October 2022, the February 2026 Cross-Currency Swap Agreements were further amended to increase the notional value exchanged to approximately 362,083 Euros at a weighted average interest rate of approximately 0.2%.

IRON MOUNTAIN 2022 FORM 10-K	105

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We have designated these cross-currency swap agreements as hedges of net investments in certain of our Euro denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The excluded component of our cross-currency swap agreements is recorded in Accumulated other comprehensive items, net and amortized to interest expense on a straight-line basis.
Net assets (liabilities) recognized in our Consolidated Balance Sheets as of December 31, 2022 and 2021, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	DECEMBER 31, 2022	DECEMBER 31, 2021
Cash Flow Hedges(2)
March 2024 Interest Rate Swap Agreements	$12,915	$(7,680)
October 2025 Interest Rate Swap Agreement	(409)	—
Net Investment Hedges(3)
August 2023 Cross Currency Swap Agreements	2,526	(664)
February 2026 Cross Currency Swap Agreements	35,875	11,021
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets. As of December 31, 2022, $2,606 is included within Prepaid expenses and other, $48,790 is included within Other assets, and $489 is included within Other long-term liabilities. As of December 31, 2021, $11,021 is included within Other assets, $2,082 is included within Accrued expense and other current liabilities and $6,262 is included within Other long-term liabilities.
(2)As of December 31, 2022, cumulative net gains of $12,506 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of December 31, 2022, cumulative net gains of $38,401 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements. These cumulative net gains are offset by $9,100 related to the excluded component of our cross-currency swap agreements.
Unrealized gains (losses), a component of Accumulated other comprehensive items, net, recognized during the years ending December 31, 2022, 2021 and 2020, by derivative instrument, are as follows:

	YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENTS	2022	2021	2020
Cash Flow Hedges
March 2024 Interest Rate Swap Agreements	$20,595	$13,382	$(12,288)
October 2025 Interest Rate Swap Agreement	(409)	—	—
Net Investment Hedges
August 2023 Cross Currency Swap Agreements	3,190	7,565	(7,247)
February 2026 Cross Currency Swap Agreements	24,854	31,433	(20,412)
As of December 31, 2022, $9,100 is recognized in other Accumulated other comprehensive items, net related to the excluded component of our cross-currency swap agreements, reflected as a component of Interest expense, net in our Consolidated Statements of Operations.
EURO NOTES DESIGNATED AS A HEDGE OF NET INVESTMENT
Prior to their redemption in August 2020, we designated a portion of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. From January 1, 2020 through the date of redemption we designated, on average, 300,000 Euros, of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, for the year ended December 31, 2020, we recorded a foreign exchange loss of $17,005 related to the change in fair value of such debt due to currency translation adjustments as a component of Accumulated other comprehensive items, net. As of December 31, 2022, cumulative net gains of $3,256, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

106	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT
Long-term debt is as follows:

	DECEMBER 31, 2022				DECEMBER 31, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$1,072,200	$(6,790)	$1,065,410	$1,072,200	$—	$(5,174)	$(5,174)	$—
Term Loan A(1)	240,625	—	240,625	240,625	203,125	—	203,125	203,125
Term Loan B(1)(2)	666,073	(3,747)	662,326	666,750	672,847	(4,995)	667,852	675,500
Australian Dollar Term Loan (3)(4)	202,641	(633)	202,008	204,623	223,182	(656)	222,526	223,530
UK Bilateral Revolving Credit Facility(4)	169,361	—	169,361	169,361	189,168	(709)	188,459	189,168
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")(5)(7)(8)	483,888	(2,589)	481,299	445,206	540,481	(3,912)	536,569	542,508
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027")(5)(6)(7)	1,000,000	(6,754)	993,246	917,500	1,000,000	(8,176)	991,824	1,030,000
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028")(5)(6)(7)	825,000	(6,200)	818,800	754,875	825,000	(7,380)	817,620	862,125
5% Senior Notes due 2028 (the “5% Notes due 2028")(5)(6)(7)	500,000	(4,039)	495,961	450,000	500,000	(4,763)	495,237	513,750
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029")(5)(6)(7)	1,000,000	(9,764)	990,236	865,000	1,000,000	(11,211)	988,789	1,022,500
5 1/4% Senior Notes due 2030 (the “5 1/4% Notes due 2030")(5)(6)(7)	1,300,000	(11,407)	1,288,593	1,111,500	1,300,000	(12,911)	1,287,089	1,355,250
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes")(5)(6)(7)	1,100,000	(10,161)	1,089,839	891,000	1,100,000	(11,404)	1,088,596	1,094,500
5% Senior Notes due 2032 (the “5% Notes due 2032")(5)(7)(9)	750,000	(12,511)	737,489	622,500	750,000	(13,782)	736,218	767,813
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes")(5)(6)(7)	600,000	(5,566)	594,434	520,500	600,000	(6,147)	593,853	637,500
Real Estate Mortgages, Financing Lease Liabilities and Other(10)	425,777	(578)	425,199	425,777	460,648	(840)	459,808	460,648
Accounts Receivable Securitization Program(11)	314,700	(531)	314,169	314,700	—	(450)	(450)	—
Total Long-term Debt	10,650,265	(81,270)	10,568,995		9,364,451	(92,510)	9,271,941
Less Current Portion	(87,546)	—	(87,546)		(310,084)	656	(309,428)
Long-term Debt, Net of Current Portion	$10,562,719	$(81,270)	$10,481,449		$9,054,367	$(91,854)	$8,962,513
(1)The capital stock or other equity interests of our United States subsidiaries representing the substantial majority of our US operations, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Revolving Credit Facility. The fair value (Level 3 of fair value hierarchy described at Note 2.p.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio), as of December 31, 2022 and 2021.
(2)The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $677 and $903 as of December 31, 2022 and 2021, respectively.
(3)The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,982 and $348 as of December 31, 2022 and 2021, respectively.
(4)The fair value (Level 3 of fair value hierarchy described at Note 2.p.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
(5)The fair values (Level 1 of fair value hierarchy described at Note 2.p.) of these debt instruments are based on quoted market prices for these notes on December 31, 2022 and 2021, respectively.
(6)Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI’s United States subsidiaries that represent the substantial majority of our United States operations (the "Note Guarantors"). These guarantees are joint and several obligations of the Note Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.

IRON MOUNTAIN 2022 FORM 10-K	107

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
(7)Collectively, the "Unregistered Notes". The Unregistered Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.
(8)Iron Mountain (UK) PLC ("IM UK") is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Note Guarantors. These guarantees are joint and several obligations of IMI and the Note Guarantors. The remainder of our subsidiaries do not guarantee the GBP Notes.
(9)Iron Mountain Information Management Services, Inc. ("IMIM Services") is the direct obligor on the 5% Notes due 2032, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Note Guarantors. These guarantees are joint and several obligations of IMI and the Note Guarantors. The remainder of our subsidiaries do not guarantee the 5% Notes due 2032.
(10)We believe the fair value (Level 3 of fair value hierarchy described at Note 2.p.) of this debt approximates its carrying value. This debt includes the following:

	DECEMBER 31, 2022	DECEMBER 31, 2021
Real estate mortgages(1)	$58,355	$58,933
Financing lease liabilities(2)	332,905	356,729
Other notes and other obligations(3)	34,517	44,986
	$425,777	$460,648
(1)Bear interest at approximately 3.6% at both December 31, 2022 and 2021, and includes $50,000 outstanding under our Mortgage Securitization Program at both December 31, 2022 and 2021.
(2)Bear a weighted average interest rate of 5.2% and 5.9% at December 31, 2022 and 2021.
(3)These notes and other obligations, which were assumed by us as a result of certain acquisitions bear a weighted average interest rate of 10.1% and 10.7% at December 31, 2022 and 2021.
(11) The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.p.) of this debt approximates its carrying value.
A. CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A (the "Term Loan A") and a term loan B (the "Term Loan B"). On March 18, 2022, we entered into an amendment to the Credit Agreement which included the following changes:
(i) extended the maturity date of the Revolving Credit Facility and the Term Loan A from June 3, 2023 to March 18, 2027;
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
The Revolving Credit Facility enables IMI and certain of its subsidiaries to borrow in United States dollars and (subject to sublimits) Canadian dollars in an aggregate outstanding amount not to exceed $2,250,000. Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder. The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027, at which point all obligations become due. On March 18, 2022, we borrowed the full amount of the Term Loan A of $250,000. The Term Loan A is to be paid in quarterly installments in an amount equal to $3,125 per quarter. IMI’s wholly owned subsidiary, Iron Mountain Information Management, LLC ("IMIM"), is the borrower under the Term Loan B, which has a principal amount of $700,000. The Term Loan B, which matures on January 2, 2026, was issued at 99.75% of par. Principal payments on the Term Loan B are to be paid in quarterly installments of $1,750.

108	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
IMI and certain subsidiaries of IMI that represent the substantial majority of our operations in the United States, Canada and the United Kingdom guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Revolving Credit Facility varies depending on our choice of interest rate benchmark and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. The Term Loan A bears interest at the Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1% plus 1.75%. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from 0.2% to 0.3% based on our consolidated leverage ratio.
As of December 31, 2022, we had $1,072,200, $240,625 and $666,073 outstanding under the Revolving Credit Facility, the Term Loan A and the Term Loan B, respectively. At December 31, 2022, we had various outstanding letters of credit totaling $3,824 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2022, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,173,976 (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The weighted average interest rate in effect under the Revolving Credit Facility as of December 31, 2022 was 6.2%. The interest rate in effect under the Term Loan A as of December 31, 2022 and 2021 was 6.2% and 1.9%, respectively. The interest rate in effect under the Term Loan B as of December 31, 2022 and 2021 was 4.8% and 3.1%, respectively.

REVOLVING CREDIT FACILITY $2,250,000	TERM LOAN A $250,000	TERM LOAN B $700,000
Outstanding borrowings $1,072,200	Aggregate outstanding principal amount $240,625	Aggregate outstanding principal amount $666,750

6.2% Interest rate	6.2% Interest rate	4.8% Interest rate
As of December 31, 2022	As of December 31, 2022	As of December 31, 2022
B. VIRGINIA CREDIT AGREEMENT
On October 31, 2022, Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC, a wholly owned subsidiary of Iron Mountain Data Centers Virginia 4/5 JV, LP, entered into a credit agreement (the "Virginia Credit Agreement") in order to finance the construction of two data center facilities in Virginia. The Virginia Credit Agreement consists of a term loan and a letter of credit facility with the first borrowing under the term loan expected to occur in the third quarter of 2023. Borrowings under the Virginia Credit Agreement are guaranteed by Iron Mountain Data Centers Virginia 4/5 JV, LP, a special purpose vehicle, and not by IMI or any other subsidiary of IMI. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed approximately $205,000. At December 31, 2022, we had approximately $6,400 in outstanding letters of credit under the Virginia Credit Agreement. The Virginia Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.4875%. We have the option to select between various base rates for any given borrowing under the Virginia Credit Agreement, and the interest rate and applicable margin on such borrowings vary depending on the chosen base rate. The Virginia Credit Agreement is scheduled to mature on October 31, 2025, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond the October 31, 2025 expiration date, subject to the conditions specified in the Virginia Credit Agreement, including the lender's consent. As of December 31, 2022, we have no outstanding borrowings under the Virginia Credit Agreement.
C. NOTES ISSUED UNDER INDENTURES
Each series of notes shown below (i) is effectively subordinated to all of our secured indebtedness, including under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, (ii) ranks pari passu in right of payment with each other and with debt outstanding under the Credit Agreement, the senior notes shown below and other "senior debt" we incur from time to time, and (iii) is structurally subordinated to all liabilities of our subsidiaries that do not guarantee such series of notes.

IRON MOUNTAIN 2022 FORM 10-K	109

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
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
Each of the indentures for the notes provides that we must repurchase, at the option of the holders, the notes at 101% of their principal amount, plus accrued and unpaid interest, upon the occurrence of a "Change of Control", which is defined in each respective indenture. Except for required repurchases upon the occurrence of a Change of Control or in the event of certain asset sales, each as described in the respective indenture, we are not required to make sinking fund or redemption payments with respect to any of the notes.
DECEMBER 2021 OFFERING
On December 28, 2021, IMIM Services completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
5% Notes due 2032	$750,000
The 5% Notes due 2032 were issued at par. The total net proceeds of approximately $737,800 from the issuance of the 5% Notes due 2032, after deducting the initial purchasers’ commissions, were used to finance the purchase price of the ITRenew Transaction, which closed on January 25, 2022, and to pay related fees and expenses. In December 31, 2021, the net proceeds from the 5% Notes due 2032 were used to temporarily repay borrowings under our Revolving Credit Facility and Accounts Receivable Securitization Program and invest in money market funds.

110	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
D. AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd. ("IM Australia"), a wholly owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350,000 Australian dollars ("AUD Term Loan"). All indebtedness associated with the AUD Term Loan was issued at 99% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 7,695 Australian dollars per year. On March 18, 2022, IM Australia amended its AUD Term Loan to (i) extend the maturity date from September 22, 2022 to September 30, 2026 and (ii) decrease the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.875% to BBSY plus 3.625%.

As of December 31, 2022, we had 300,117 Australian dollars ($204,623 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2022) outstanding on the AUD Term Loan. As of December 31, 2021, we had 307,813 Australian dollars ($223,530 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2021) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 6.9% and 4.0% as of December 31, 2022 and 2021, respectively.
OUTSTANDING BORROWINGS AU$300,117
6.9% Interest rate
As of December 31, 2022
E. UK BILATERAL REVOLVING CREDIT FACILITY
IM UK and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a 140,000 British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140,000 British pounds sterling. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility. The UK Bilateral Revolving Credit Facility is secured by certain properties in the United Kingdom. IMI and subsidiaries of IMI that represent the substantial majority of our operations in the United States and the United Kingdom guarantee all obligations under the UK Bilateral Revolving Credit Facility. The UK Bilateral Revolving Credit Facility bears interest at the Sterling Overnight Index Average plus 2.0%.

The UK Bilateral Revolving Credit Facility was previously scheduled to mature on September 24, 2023, at which point all obligations were to become due, with the option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Revolving Credit Facility, including the lender’s consent. On September 22, 2022, the UK Borrowers exercised their option to extend the maturity date from September 24, 2023 to September 24, 2024.

The UK Bilateral Revolving Credit Facility was fully drawn as of December 31, 2022. The interest rate in effect under the UK Bilateral Revolving Credit Facility was 5.5% and 2.1% as of December 31, 2022 and 2021, respectively.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 5.5% Interest rate As of December 31, 2022

IRON MOUNTAIN 2022 FORM 10-K	111

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
F. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We participate in an accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.

On June 29, 2022, we amended the Accounts Receivable Securitization Program to (i) increase the maximum borrowing capacity from $300,000 to $325,000, with an option to increase the borrowing capacity to $400,000, (ii) change the interest rate under Accounts Receivable Securitization Program from LIBOR plus 1.0% to SOFR plus 0.95%, with a credit spread adjustment of 0.10% and (iii) extend the maturity date from July 1, 2023 to July 1, 2025, at which point all obligations become due. As of December 31, 2022 and 2021, the amount outstanding under the Accounts Receivable Securitization Program was $314,700 and $0, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 5.4% as of December 31, 2022. Commitment fees at a rate of 35 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
MAXIMUM AMOUNT $325,000
OUTSTANDING BORROWINGS $314,700 INTEREST RATE 5.4% As of December 31, 2022

112	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
G. CASH POOLING
Certain of our subsidiaries participate in cash pooling arrangements (the "Cash Pools") to help manage global liquidity requirements. We utilize the following Cash Pools: (i) two Cash Pools with Bank Mendes Gans, an independently operated wholly owned subsidiary of ING Group, one of which we use to manage global liquidity requirements for our qualified REIT subsidiaries ("QRSs") and the other for our taxable REIT subsidiaries ("TRSs"); (ii) two Cash Pools with JP Morgan Chase Bank, N.A. ("JPM"), one of which we use to manage liquidity requirements for our QRSs in the Asia Pacific region and the other for our TRSs in the Asia Pacific region; and (iii) two Cash Pools with JPM, which we entered into in the third quarter of 2022, one of which we use to manage liquidity requirements for our QRSs in the Europe, Middle East, and Africa regions and the other for our TRSs in the Europe, Middle East, and Africa regions.
Under each of the Cash Pools, cash deposited by participating subsidiaries with certain financial institutions is pledged as security against the debit balances of other participating subsidiaries with legal rights of offset provided to the financial institutions, and, therefore, such amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools.
The net cash position balances as of December 31, 2022 and 2021 are reflected as Cash and cash equivalents in our Consolidated Balance Sheets.
H. LETTERS OF CREDIT
As of December 31, 2022, we had outstanding letters of credit totaling $39,795, of which $3,824 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2023 and March 2025.
I. DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2022. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

IRON MOUNTAIN 2022 FORM 10-K	113

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
J. MATURITIES OF LONG-TERM DEBT (GROSS OF DISCOUNTS) ARE AS FOLLOWS:

YEAR	AMOUNT
2023	$87,546
2024	249,423
2025	920,142
2026	923,943
2027	2,278,061
Thereafter	6,193,809
10,652,924
Net Discounts	(2,659)
Net Deferred Financing Costs	(81,270)
Total Long-term Debt (including current portion)	$10,568,995
8. COMMITMENTS AND CONTINGENCIES
A. PURCHASE COMMITMENTS
We have certain contractual obligations related to purchase commitments which require minimum payments as follows:

YEAR	PURCHASE COMMITMENTS(1)
2023	$528,818
2024	222,189
2025	104,788
2026	13,760
2027	132,045
Thereafter	3,893
$1,005,493
(1)Purchase commitments (i) include obligations for future construction costs associated with the expansion of our Global Data Center Business, which represent a significant amount of the purchase commitments due in 2023 and (ii) exclude our operating and financing lease obligations (see Note 2.j.) and our deferred purchase obligations (see Note 2.p.).
B. SELF-INSURED LIABILITIES
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2022 and 2021, there were $46,663 and $46,797, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future claim costs based on claims incurred as of the balance sheet date.

114	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
C. LITIGATION—GENERAL
We are involved in litigation from time to time in the ordinary course of business, including litigation arising from damage to customer assets in our facilities caused by fires and other natural disasters. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. While the outcome of litigation is inherently uncertain, we do not believe any current litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $21,500 over the next several years.
9. STOCKHOLDERS’ EQUITY MATTERS
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2020, 2021 and 2022, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 13, 2020	$0.6185	March 16, 2020	$178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020
August 5, 2020	0.6185	September 15, 2020	178,224	October 2, 2020
November 4, 2020	0.6185	December 15, 2020	178,290	January 6, 2021
February 24, 2021	0.6185	March 15, 2021	178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
August 5, 2021	0.6185	September 15, 2021	179,080	October 6, 2021
November 4, 2021	0.6185	December 15, 2021	179,132	January 6, 2022
February 24, 2022	0.6185	March 15, 2022	179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
August 4, 2022	0.6185	September 15, 2022	179,790	October 4, 2022
November 3, 2022	0.6185	December 15, 2022	179,866	January 5, 2023
On February 23, 2023, we declared a dividend to our stockholders of record as of March 15, 2023 of $0.6185 per share, payable on April 5, 2023.

IRON MOUNTAIN 2022 FORM 10-K	115

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
9. STOCKHOLDERS’ EQUITY MATTERS (CONTINUED)
During the years ended December 31, 2022, 2021 and 2020, we declared dividends in an aggregate and per share amount, based on the weighted average number of common shares outstanding during each respective year, as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Declared distributions	$719,098	$715,807	$712,773
Amount per share each distribution represents based on weighted average number of common shares outstanding	2.47	2.47	2.47
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends"), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2022, 2021 and 2020, the dividends we paid on our common shares were classified as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Nonqualified ordinary dividends	90.4%	53.9%	43.0%
Qualified ordinary dividends	—%	13.0%	0.0%
Capital gains	9.6%	21.8%	49.5%
Return of capital	—%	11.3%	7.5%
	100.0%	100.0%	100.0%
Dividends paid during the years ended December 31, 2022, 2021 and 2020 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2022, 2021 and 2020. In 2022, the percentage of our dividend that was classified as a capital gain was 9.6% and was primarily related to the sale of land and buildings in the United States and Canada. In 2021, the percentage of our dividend that was classified as a capital gain was 21.8% and primarily related to the sale of land and buildings in the United States and the United Kingdom. In 2020, the percentage of our dividend that was classified as a capital gain was 49.5% and primarily related to the sale of land and buildings in the United States.

116	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
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
The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below:

	DECEMBER 31,
	2022	2021
Deferred Tax Assets:
Accrued liabilities and other adjustments	$80,159	$54,859
Net operating loss carryforwards	97,161	90,996
Valuation allowance	(47,514)	(51,744)
	129,806	94,111
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(243,150)	(178,657)
Plant and equipment, principally due to differences in depreciation	(78,486)	(76,204)
Other	(52,786)	(46,281)
	(374,422)	(301,142)
Net deferred tax liability	$(244,616)	$(207,031)
The deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below:

	DECEMBER 31,
	2022	2021
Noncurrent deferred tax assets (Included in Other, a component of Other assets, net)	$18,389	$16,903
Deferred income taxes	(263,005)	(223,934)
At December 31, 2022, we have federal net operating loss carryforwards of $63,497, which can be carried forward indefinitely, of which $57,132 is expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $81,872, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 56.0%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

IRON MOUNTAIN 2022 FORM 10-K	117

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
Rollforward of the valuation allowance is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	(CREDITED) CHARGED TO EXPENSE	OTHER (DECREASES)/ INCREASES(1)	BALANCE AT END OF THE YEAR
2022	$51,744	$(1,333)	$(2,897)	$47,514
2021	46,938	8,406	(3,600)	51,744
2020	60,003	(8,337)	(4,728)	46,938
(1)Other decreases and increases in valuation allowances are primarily related to changes in foreign currency exchange rates.
The components of net income (loss) before provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
United States	$449,241	$212,460	$276,145
Canada	103,826	78,780	52,332
Other Foreign	78,571	337,775	44,228
Net income (loss) before provision (benefit) for income taxes	$631,638	$629,015	$372,705
The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 consist of the following components:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Federal—current	$24,331	$54,867	$(10,424)
Federal—deferred	(30,581)	14,322	8,834
State—current	8,553	9,566	2,956
State—deferred	(3,728)	(526)	(625)
Foreign—current	92,525	83,154	50,063
Foreign—deferred	(21,611)	14,907	(21,195)
Provision (Benefit) for Income Taxes	$69,489	$176,290	$29,609

118	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
A reconciliation of total income tax expense and the amount computed by applying the current federal statutory tax rate of 21.0% to net income (loss) before provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020, respectively, is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Computed "expected" tax provision	$132,644	$132,093	$78,268
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(82,620)	(8,203)	(60,378)
State taxes (net of federal tax benefit)	4,043	8,027	2,258
(Decrease) increase in valuation allowance (net operating losses)	(1,333)	8,406	(8,337)
Withholding taxes	10,600	23,654	6,835
Reserve (reversal) accrual and audit settlements (net of federal tax benefit)	40	3,072	(7,409)
Remeasurement of the Deferred Purchase Obligation	(19,656)	—	—
Foreign tax rate differential	22,227	9,856	9,472
Disallowed foreign interest, Subpart F income, and other foreign taxes	2,820	(3,437)	13,407
Other, net	724	2,822	(4,507)
Provision (Benefit) for Income Taxes	$69,489	$176,290	$29,609
Our effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 11.0%, 28.0% and 7.9%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (ii) tax law changes; (iii) volatility in foreign exchange gains and losses; (iv) the timing of the establishment and reversal of tax reserves; (v) our ability to utilize net operating losses that we generate and (vi) the taxability or deductibility of significant transactions.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2022	2021	2020
The benefits derived from the dividends paid deduction of $82,620 and the differences in the tax rates to which our foreign earnings are subject of $22,227. In addition, there were gains and losses recorded in Other (income) expense, net and Gain (loss) on disposal/write-down of property, plant and equipment, net during the period for which there were insignificant tax impacts.

The benefit derived from the dividends paid deduction of $8,203 which was offset by (i) the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $9,856, and (ii) foreign withholding taxes of $23,654, which were either paid during the year or accrued, for the deferred tax liability for the U.S. tax impact of undistributed earnings of foreign TRSs that are no longer intended to be permanently reinvested outside the United States.
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

IRON MOUNTAIN 2022 FORM 10-K	119

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
During 2021, as a result of the enactment of a tax law and the closing of various acquisitions, we concluded that it is no longer our intention to reinvest our undistributed earnings of our foreign TRSs indefinitely outside the United States. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes. However, such future repatriations may require distributions to our stockholders in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We expect to provide for foreign withholding taxes on the current and future earnings of all of our foreign subsidiaries as the result of such reassessment.
The Organization for Economic Co-operation and Development (the "OECD"), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting ("BEPS") 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least $790,000, which would go into effect in 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. In December 2022, South Korea enacted new global minimum tax rules to align with OECD BEPS 2.0 Pillar Two. We will continue to monitor regulatory developments to assess potential impacts of OECD proposals on us.
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded increases of $90 and $823 for gross interest and penalties for the years ended December 31, 2022 and 2021, respectively. We recorded a decrease of $1,499 for gross interest and penalties for the years ended December 31, 2020. We had $6,635 and $6,805 accrued for the payment of interest and penalties as of December 31, 2022 and 2021, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

TAX YEARS	TAX JURISDICTION
See Below	United States—Federal and State
2019 to present	United Kingdom
2015 to present	Canada
The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2021, 2020 and 2019 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2022, we had $27,753 of reserves related to uncertain tax positions, of which $24,671 and $3,082 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2021, we had $27,772 of reserves related to uncertain tax positions, of which $24,627 and $3,145 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

120	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—January 1, 2020	$35,068
Gross additions based on tax positions related to the current year	2,907
Gross additions for tax positions of prior years	80
Gross reductions for tax positions of prior years	(5,617)
Lapses of statutes	(4,480)
Settlements	(1,989)
Gross tax contingencies—December 31, 2020	25,969
Gross additions based on tax positions related to the current year	3,893
Gross additions for tax positions of prior years	344
Gross reductions for tax positions of prior years	(536)
Lapses of statutes	(1,663)
Settlements	(235)
Gross tax contingencies—December 31, 2021	27,772
Gross additions based on tax positions related to the current year	2,271
Gross additions for tax positions of prior years	723
Gross reductions for tax positions of prior years	(1,866)
Acquired unrecognized tax benefits	1,354
Lapses of statutes	(2,501)
Gross tax contingencies—December 31, 2022	$27,753
The reversal of these reserves of $27,753 as of December 31, 2022 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $5,977 of our unrecognized tax positions may be recognized by the end of 2023 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN 2022 FORM 10-K	121

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
11. SEGMENT INFORMATION
As of December 31, 2022, our two reportable segments are described as follows:
(1)Global Records and Information Management ("Global RIM") Business includes several distinct offerings:
(i)Records Management, which stores physical records and provides healthcare information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents ("Records Management") for customers in 60 countries around the globe.
(ii)Data Management, which provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations, server and computer backup services and related services offerings ("Data Management").
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
(v)Entertainment Services, entertainment and media services which help industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets.
(vi)Consumer Storage, which provides on-demand, valet storage for consumers through a strategic partnership that utilizes data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.
(2)Global Data Center Business, which provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure, reliable and flexible data center options.
The remaining activities of our business consist primarily of our Fine Arts and ALM businesses and other corporate items ("Corporate and Other").
(i)Fine Arts provides technical expertise in the handling, installation and storing of art.
(ii)ALM provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets. ALM services are enabled by: secure logistics, chain of custody and complete asset traceability practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. Our ALM services focus on protecting and eradicating customer data while maintaining strong, auditable and transparent chain of custody practices.
(iii)Corporate and Other also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

122	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
As of and for the Year Ended December 31, 2022
Total Revenues	$4,295,115	$401,125	$407,334	$5,103,574
Storage Rental	2,606,721	372,208	55,094	3,034,023
Service	1,688,394	28,917	352,240	2,069,551
Depreciation and Amortization	469,419	140,028	118,148	727,595
Depreciation	308,207	103,953	66,824	478,984
Amortization	161,212	36,075	51,324	248,611
Adjusted EBITDA	1,887,589	175,622	(236,154)	1,827,057
Total Assets(1)	10,654,650	3,752,088	1,733,776	16,140,514
Expenditures for Segment Assets	303,342	650,534	803,733	1,757,609
Capital Expenditures	246,216	551,232	77,930	875,378
Cash Paid for Acquisitions, Net of Cash Acquired	(23)	78,103	725,610	803,690
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	57,149	21,199	193	78,541
As of and for the Year Ended December 31, 2021
Total Revenues	$3,994,988	$326,898	$169,645	$4,491,531
Storage Rental	2,517,208	289,592	63,319	2,870,119
Service	1,477,780	37,306	106,326	1,621,412
Depreciation and Amortization	477,713	148,023	54,686	680,422
Depreciation	320,451	93,679	50,942	465,072
Amortization	157,262	54,344	3,744	215,350
Adjusted EBITDA	1,709,525	137,349	(212,175)	1,634,699
Total Assets(1)	11,101,557	2,911,823	436,651	14,450,031
Expenditures for Segment Assets	369,749	422,274	94,875	886,898
Capital Expenditures	213,395	320,768	76,919	611,082
Cash Paid for Acquisitions, Net of Cash Acquired	97,044	88,998	17,956	203,998
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	59,310	12,508	—	71,818
As of and for the Year Ended December 31, 2020
Total Revenues	$3,748,604	$279,312	$119,354	$4,147,270
Storage Rental	2,416,147	263,695	74,249	2,754,091
Service	1,332,457	15,617	45,105	1,393,179
Depreciation and Amortization	464,745	134,844	52,480	652,069
Depreciation	316,575	83,106	47,881	447,562
Amortization	148,170	51,738	4,599	204,507
Adjusted EBITDA	1,565,941	126,576	(216,796)	1,475,721
Total Assets(1)	11,015,684	2,727,654	405,929	14,149,267
Expenditures for Segment Assets	352,745	249,459	29,650	631,854
Capital Expenditures	164,914	243,699	29,650	438,263
Cash Paid for Acquisitions, Net of Cash Acquired	118,581	—	—	118,581
Acquisitions of Customer Relationships, Customer Inducements, Contract Fulfillment Costs and third-party commissions	69,250	5,760	—	75,010
(1)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN 2022 FORM 10-K	123

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
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

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense •COVID-19 Costs (as defined below)

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the years ended December 31, 2022, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Net Income (Loss)	$562,149	$452,725	$343,096
Add/(Deduct):
Interest expense, net	488,014	417,961	418,535
Provision (benefit) for income taxes	69,489	176,290	29,609
Depreciation and amortization	727,595	680,422	652,069
Acquisition and Integration Costs	47,746	12,764	—
Restructuring and other transformation	41,933	206,426	194,396
Intangible impairments	—	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(93,268)	(172,041)	(363,537)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(83,268)	(205,746)	133,611
Stock-based compensation expense	56,861	61,001	34,272
COVID-19 Costs(2)	—	—	9,285
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	9,806	4,897	1,385
Adjusted EBITDA	$1,827,057	$1,634,699	$1,475,721
(1)Includes foreign currency transaction (gains) losses, net, debt extinguishment expense and other, net.
(2)Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). For the year ended December 31, 2020, approximately $7,600 and $1,600 of COVID-19 Costs are included within Cost of sales and Selling, general and administrative expenses, respectively, in our Consolidated Statement of Operations. These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

124	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
Information as to our operations in different geographical areas for the years ended December 31, 2022, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Revenues:
United States	$3,262,755	$2,713,147	$2,577,084
United Kingdom	332,556	294,675	247,667
Canada	270,836	252,385	224,860
Australia	144,840	148,431	133,815
Remaining Countries	1,092,587	1,082,893	963,844
Long-lived Assets:
United States	$8,925,643	$7,867,841	$7,818,059
United Kingdom	1,062,641	914,732	838,491
Canada	514,777	562,911	556,120
Australia	490,172	528,703	575,862
Remaining Countries	3,600,136	3,134,577	3,090,948
Information as to our revenues by product and service lines by segment for the years ended December 31, 2022, 2021 and 2020 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Year Ended December 31, 2022
Records Management(1)	$3,287,237	$—	$137,845	$3,425,082
Data Management(1)	510,107	—	185	510,292
Information Destruction(1)(2)(3)	497,771	—	269,304	767,075
Data Center(1)	—	401,125	—	401,125
For the Year Ended December 31, 2021
Records Management(1)	$3,074,605	$—	$125,571	$3,200,176
Data Management(1)	529,416	—	—	529,416
Information Destruction(1)(2)(3)	390,967	—	44,074	435,041
Data Center(1)	—	326,898	—	326,898
For the Year Ended December 31, 2020
Records Management(1)	$2,852,296	$—	$101,975	$2,954,271
Data Management(1)	554,901	—	—	554,901
Information Destruction(1)(2)(3)	341,407	—	17,379	358,786
Data Center(1)	—	279,312	—	279,312
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service revenue, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from ITRenew.

IRON MOUNTAIN 2022 FORM 10-K	125

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
12. RELATED PARTY TRANSACTIONS
In October 2020, in connection with the Frankfurt JV Transaction, we entered into agreements whereby we earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the "Frankfurt JV Agreements").
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
Revenue recognized in the accompanying Consolidated Statements of Operations under these agreements for the years ended December 31, 2022, 2021 and 2020 is as follows (approximately):

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Frankfurt JV Agreements(1)	$15,000	$19,600	$400
MakeSpace Agreement and Clutter Agreement(2)	28,500	34,700	33,600
(1)Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Center Business segment.
(2)Revenues and expenses associated with the MakeSpace Agreement and Clutter Agreement are presented as a component of our Global RIM Business segment.
During the years ended December 31, 2022, 2021 and 2020, the Company had no other related party transactions.
13. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn, our global program designed to accelerate the growth of our business. Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150,000 in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives. Total costs related to Project Matterhorn during the year ended December 31, 2022 were approximately $41,933 and are included in Restructuring and other transformation in our Consolidated Statement of Operations. There were no Restructuring and other transformation costs related to Project Matterhorn for the years ended December 31, 2021 or 2020.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022, is as follows:

YEAR ENDED DECEMBER 31, 2022
Restructuring	$13,292
Other transformation	28,641
Restructuring and other transformation	$41,933

126	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
13. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Consolidated Statement of Operations, by segment for the year ended December 31, 2022 are as follows:

YEAR ENDED DECEMBER 31, 2022
Global RIM Business	$13,083
Global Data Center Business	—
Corporate and Other	209
Total restructuring costs	$13,292
PROJECT SUMMIT
In October 2019, we announced Project Summit, our global program designed to better position us for future growth and achievement of our strategic objectives. We expanded Project Summit during the first quarter of 2020 to include additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. As of December 31, 2021, we completed Project Summit. As a result of the program, we simplified our global structure, rebalanced resources to focus on higher growth areas, realigned our management structure to create a more dynamic, agile organization, made investments to enhance the customer experience and leveraged new technology solutions that enabled us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate.
The implementation of Project Summit resulted in total restructuring costs of approximately $450,000 that primarily consisted of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs.
Restructuring costs for Project Summit are included as a component of Restructuring and other transformation in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, and from the inception of Project Summit through December 31, 2021 is as follows:

	YEAR ENDED DECEMBER 31, 2021	YEAR ENDED DECEMBER 31, 2020	FROM INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2021
Employee severance	$22,809	$47,349	$91,008
Professional fees and other	183,617	147,047	358,411
Total restructuring costs	$206,426	$194,396	$449,419
As Project Summit was completed as of December 31, 2021, there were no restructuring costs for Project Summit for the year ended December 31, 2022.

IRON MOUNTAIN 2022 FORM 10-K	127

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
13. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Summit included in the accompanying Consolidated Statements of Operations by segment for the years ended December 31, 2021, and 2020 are as follows:

	YEAR ENDED DECEMBER 31, 2021	YEAR ENDED DECEMBER 31, 2020	FROM INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2021
Global RIM Business	$59,033	$67,140	$148,073
Global Data Center Business	3,062	1,632	5,000
Corporate and Other	144,331	125,624	296,346
Total restructuring costs	$206,426	$194,396	$449,419
A rollforward of the accrued restructuring costs, which is included as a component of Accrued expenses and other current liabilities in our Consolidated Balance Sheets for December 31, 2021 through December 31, 2022, is as follows:

	EMPLOYEE SEVERANCE	PROFESSIONAL FEES AND OTHER	TOTAL ACCRUED RESTRUCTURING COSTS
Balance as of December 31, 2020	$16,278	$23,775	$40,053
Amounts accrued	22,809	183,617	206,426
Payments	(29,956)	(199,664)	(229,620)
Other, including currency translation adjustments	2,858	—	2,858
Balance as of December 31, 2021	$11,989	$7,728	$19,717
Payments	(11,989)	(7,728)	(19,717)
Balance as of December 31, 2022	$—	$—	$—

128	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)
Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements and racking. Schedule III does not reflect the 1,143 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, racking and construction in progress as disclosed in Note 2.i. to Notes to Consolidated Financial Statements as of December 31, 2022:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$4,461,195
Add (Deduct) Reconciling Items:
Book value of racking included in leased facilities(1)	1,513,279
Book value of financing leases(2)	338,874
Book value of construction in progress(3)	513,297
Book value of other	(8,829)
Total Reconciling Items	2,356,621
Gross Amount of Real Estate Assets, As Disclosed in Note 2.i.	$6,817,816
(1)Represents the gross book value of racking installed in our 1,143 leased facilities, which is included in historical book value of racking in Note 2.i., but excluded from Schedule III.
(2)Represents the gross book value of buildings and building improvements that are subject to financing leases, which are included in the historical book value of building and building improvements in Note 2.i., but excluded from Schedule III.
(3)Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.i. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2022 is included in Schedule III.
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2022:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,187,390
Add (Deduct) Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,479,074
Accumulated Depreciation - racking in leased facilities(2)	1,119,364
Accumulated Depreciation - financing leases(3)	129,311
Accumulated Depreciation - other	(4,818)
Total Reconciling Items	2,722,931
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$3,910,321
(1)Represents the accumulated depreciation of non-real estate assets that is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III as the assets to which this accumulated depreciation relates are not considered real estate assets associated with owned buildings.
(2)Represents the accumulated depreciation of racking as of December 31, 2022 installed in our 1,143 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.
(3)Represents the accumulated depreciation of buildings and building improvements as of December 31, 2022 that are subject to financing leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

IRON MOUNTAIN 2022 FORM 10-K	129

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America
United States (Including Puerto Rico)
1420 North Fiesta Blvd, Gilbert, Arizona	1	$—	$1,637	$2,833	$4,470	$2,470	2001		Up to 40 years
4802 East Van Buren, Phoenix, Arizona	1	—	15,599	416,451	432,050	10,662	2019		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	36,832	459,939	75,026	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	14,819	26,997	7,900	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,146	8,451	5,527	2012		Up to 40 years
8521 E. Princess Drive, Scottsdale, Arizona	1	—	87,865	3,222	91,087	21,085	2018	(5)	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	3,211	7,973	3,334	2002		Up to 40 years
21063 Forbes St, Hayward, California	1	—	13,407	530	13,937	3,421	2019	(10)	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	28,266	38,434	17,640	1988		Up to 40 years
1010 - 1006 North Mansfield, Los Angeles, California	1	—	749	6	755	165	2014		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	7,630	22,802	16,199	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	900	5,476	2,205	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,864	5,284	2,190	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	3,286	9,615	4,563	2002		Up to 40 years
336 Oyster Point Blvd, South San Francisco, California	1	—	15,100	253	15,353	2,954	2019	(10)	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,532	6,115	2,444	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	724	7,036	2,189	2014		Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	10,349	17,752	11,186	2001		Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	26,321	142,657	23,693	2017		Up to 40 years

130	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico (continued)
20 Eastern Park Rd, East Hartford, Connecticut	1	$—	$7,417	$2,103	$9,520	$6,731	2002		Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	32,187	42,634	24,976	2001		Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	1,210	8,436	5,538	2002		Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	14,624	18,825	8,899	2001		Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,972	6,780	4,392	2002		Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	2,910	6,452	876	2017		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,856	9,326	4,849	2006		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	23,792	31,739	17,946	1999		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	2,973	3,377	3,008	2001		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	14,273	18,537	10,210	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	4,057	6,046	2,016	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	4,272	26,320	11,712	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	949	2,327	446	2015		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	545	1,167	513	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	14,978	15,687	7,086	Various		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	603	8,940	3,846	2015	(10)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,636	8,834	4,530	1999		Up to 40 years

IRON MOUNTAIN 2022 FORM 10-K	131

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
120 Hampden St, Boston, Massachusetts	1	$—	$164	$945	$1,109	$643	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,535	7,355	5,890	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	854	2,765	2,220	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	395	5,808	1,156	2014		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	15,622	71,545	45,994	Various		Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,255	2,549	1,387	2002		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,497	6,569	2,969	2004		Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	2	—	2,924	19,623	22,547	9,292	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	9,926	13,356	7,127	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,587	10,766	7,639	2001		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	83,246	393,650	50,472	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	61,427	100,124	61,889	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	11,884	23,618	3,620	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	4,624	14,146	1,632	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	3,229	12,174	1,774	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,948	15,533	7,612	2006		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	11,456	12,780	8,000	1998		Up to 40 years

132	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1368 County Rd 8, Farmington, New York	1	$—	$2,611	$5,336	$7,947	$5,378	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	3,255	3,357	2,042	2001		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	12,371	35,508	25,530	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	12,029	17,171	8,899	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,847	5,776	3,433	1997		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	332	7,419	2,010	2017		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	606	3,735	2,330	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	4,144	7,480	4,066	2001		Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,901	2,931	1,720	1999		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	1,409	30,501	5,298	2018	(5)	Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	267,940	289,106	88,962	Various		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	1,055	3,512	2,341	2000		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,811	7,996	5,209	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	2,254	4,913	3,464	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	2,643	14,419	4,715	2016	(10)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,356	4,202	1,768	2016	(10)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,598	5,316	2,647	Various		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	10,383	12,210	2,478	2000		Up to 40 years

IRON MOUNTAIN 2022 FORM 10-K	133

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
Capital Parkway, Carrollton, Texas	3	$—	$8,299	$1,518	$9,817	$3,130	2015	(10)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	2,162	21,835	11,303	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	997	3,171	1,635	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,708	7,226	4,605	2001		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	2,198	5,413	2,962	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	3,180	8,508	3,595	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,270	10,624	6,783	2003		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	12,308	15,496	9,798	2001		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	2,743	5,583	2,995	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,251	2,283	1,252	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,486	5,953	3,302	2000		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	38,415	44,742	18,226	2004		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	1,067	2,862	1,528	2000		Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	2,536	4,216	1,644	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,360	7,683	2,335	2015	(10)	Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	5,262	11,501	6,333	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,962	3,671	2,238	1999		Up to 40 years
11660 Hayden Road, Manassas, Virginia	1	—	104,824	424,462	529,286	34,901	2020		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	287	2,864	1,393	2015	(10)	Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	4,463	12,061	6,935	2005		Up to 40 years

134	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
307 South 140th St, Burien, Washington	1	$—	$2,078	$2,869	$4,947	$2,776	1999	Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	4,252	9,651	4,247	2002	Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	2,655	7,151	4,109	2001	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	888	4,794	886	2015	Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,143	3,450	1,737	1999	Up to 40 years
	115	$—	$1,654,931	$1,810,880	$3,465,811	$864,681

IRON MOUNTAIN 2022 FORM 10-K	135

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
Canada
One Command Court, Bedford	1	$—	$3,847	$4,424	$8,271	$4,739	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	6,530	11,933	6,480	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	17,510	22,517	10,069	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	2,176	10,267	5,212	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	6,834	11,160	5,572	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	9,009	23,667	12,540	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	975	2,995	1,751	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	516	4,155	664	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	705	3,456	1,592	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	19,092	27,288	14,990	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	2,516	4,316	2,076	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	7,132	8,191	4,713	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,478	(359)	7,119	3,051	2017	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,596	2,425	1,047	2008	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	659	1,902	897	2007	Up to 40 years
	15	$—	$70,347	$79,315	$149,662	$75,393
	130	$—	$1,725,278	$1,890,195	$3,615,473	$940,074

136	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$12,010	$18,552	$5,988	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	5,852	8,393	4,897	2003		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	1,451	2,859	364	2003		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	2,602	5,738	972	2003		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	(131)	1,804	292	2018		Up to 40 years
G2-B, Engineering Square IDG Developer’s Area, 6th Oct City Giza, Egypt	1	—	8,984	(2,736)	6,248	225	2021	(7)	Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	1,787	8,767	5,143	2003		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	2,591	10,009	5,328	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	6,022	11,299	8,248	2003		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	1,293	4,412	2,791	2003		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	(4)	4,035	2,355	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,280	1,961	1,385	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindon, England	1	—	2,636	221	2,857	1,258	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,312	4,062	2,532	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(1,314)	20,004	6,718	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	(75)	1,247	408	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	569	3,959	1,440	2016	(4)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	(777)	13,364	3,199	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	—	12,407	14,281	26,688	19,182	2004		Up to 40 years

IRON MOUNTAIN 2022 FORM 10-K	137

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe (continued)
45 Rue de Savoie, Manissieux, Saint Priest, France	1	$—	$5,546	$(410)	$5,136	$1,330	2016	(4)	Up to 40 years
Heinrich Lanz Alee 47, Frankfurt, Germany	1	—	80,951	3,330	84,281	4,257	2021	(8)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	538	4,560	1,623	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	1,602	4,822	3,490	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	2,222	11,262	5,680	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	638	3,456	1,533	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	6,367	22,401	9,732	2012		Up to 40 years
Vareseweg 130, Rotterdam, The Netherlands	1	—	1,357	893	2,250	1,730	2015	(10)	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	4,649	11,619	5,263	Various		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	24,085	35,602	18,720	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	212	398	337	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	3,679	14,690	4,083	2010		Up to 40 years
Calle del Mar Egeo, 4, 28830, San Fernando de Hanares, Madrid, Spain	1	—	93,370	(14,100)	79,270	78	2022	(9)	Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	5,476	9,457	6,879	2001		Up to 40 years
Plot No. S10501 & S10506 Jebel Ali Free Zone Authority, United Arab Emirates	1	—	17,000	(3,775)	13,225	808	2021	(7)	Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	(124)	929	528	Various		Up to 40 years
	53	$—	$377,100	$82,516	$459,616	$138,796

138	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$318	$973	$288	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(166)	—	—	1998		Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	(11,583)	1,190	347	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu Brazil	1	—	12,562	(4,582)	7,980	2,109	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	1	—	8,894	(3,405)	5,489	1,606	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	8,081	9,949	3,941	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1		24,078	(4,714)	19,364	4,403	2014		Up to 40 years
El Taqueral 99, Santiago, Chile	10	—	2,629	28,743	31,372	12,767	Various		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	7	—	4,001	15,430	19,431	8,089	Various		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,654	2,028	1,514	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	1,299	2,204	1,154	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	1,383	21,320	5,763	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	4,867	8,404	4,307	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	6,696	8,900	6,175	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	14,356	21,900	8,561	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	—	1,549	584	2,133	1,215	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	4,657	8,769	7,338	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	28,401	36,580	9,095	2010		Up to 40 years
	45	$—	$115,967	$92,019	$207,986	$78,672

IRON MOUNTAIN 2022 FORM 10-K	139

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Asia
Warehouse No 4, Shanghai, China	1	$—	$1,530	$693	$2,223	$593	2013		Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor Indonesia	1	—	7,897	5,142	13,039	2,999	2017		Up to 40 years
Jl. Amd Projakal KM 5.5 Rt 46, Kel. Graha Indah, Kec. Balikpapan Utara, Indonesia	1	—	125	—	125	5	2021		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	55,773	114,410	15,847	2018	(6)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	1,780	12,175	2,884	2016	(4)	Up to 40 years
26 Chin Bee Drive, Singapore	1	—	15,699	2,655	18,354	2,279	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	1,445	14,671	4,651	2016	(4)	Up to 40 years
	8	$—	$107,509	$67,488	$174,997	$29,258
Australia
8 Whitestone Drive, Austins Ferry, Australia	1	—	681	2,442	3,123	590	2012		Up to 40 years
	1	$—	$681	$2,442	$3,123	$590
Total	237	$—	$2,326,535	$2,134,660	$4,461,195	$1,187,390
(1)The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,143 leased facilities in our real estate portfolio. In addition, the above information does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
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
(8)Property was acquired in connection with the Frankfurt data center acquisition.
(9)Property was acquired in connection with our acquisition of XData Properties, S.L.U.
(10)This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

140	IRON MOUNTAIN 2022 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022
(Dollars in thousands)
(11)The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2022 and 2021:

	YEAR ENDED DECEMBER 31,
GROSS CARRYING AMOUNT OF REAL ESTATE	2022	2021
Gross amount at beginning of period	$4,129,251	$3,830,489
Additions during period:
Acquisitions	93,370	120,307
Discretionary capital projects	434,395	386,752
Foreign currency translation fluctuations	(28,295)	(51,363)
	499,470	455,696
Deductions during period:
Cost of real estate sold, disposed or written-down	(123,633)	(119,154)
Other adjustments(1)	(43,893)	(37,780)
	(167,526)	(156,934)

Gross amount at end of period	$4,461,195	$4,129,251
(1)For the years ended December 31, 2022 and 2021, this includes the cost of racking associated with the facilities sold as part of the sale-leaseback transactions.

	YEAR ENDED DECEMBER 31,
ACCUMULATED DEPRECIATION	2022	2021
Gross amount of accumulated depreciation at beginning of period	$1,160,490	$1,097,616
Additions during period:
Depreciation	121,428	147,134
Foreign currency translation fluctuations	(14,664)	(15,135)
	106,764	131,999
Deductions during period:
Amount of accumulated depreciation for real estate assets sold, disposed or written-down	(41,674)	(41,376)
Other adjustments(1)	(38,190)	(27,749)
	(79,864)	(69,125)

Gross amount of end of period	$1,187,390	$1,160,490
(1)For the years ended December 31, 2022 and 2021, this includes the accumulated depreciation of racking associated with the facilities sold as part of the sale-leaseback transactions.
The aggregate cost of our real estate assets for federal tax purposes at December 31, 2022 was approximately $4,191,073.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

IRON MOUNTAIN 2022 FORM 10-K	141

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

4.4
Senior Indenture, dated as of September 9, 2019, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 4.875% Senior Notes due 2029. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 9, 2019.)

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

10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE’s Current Report on Form 8‑K dated April 16, 1999.)
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002.)
10.7	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2008.)
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008.)

142	IRON MOUNTAIN 2022 FORM 10-K

Part IV

EXHIBIT	ITEM
10.9	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010.)
10.10	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)
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

10.32
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.)

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

IRON MOUNTAIN 2022 FORM 10-K	143

Part IV

EXHIBIT	ITEM
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

10.37
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.)

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

10.42
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.)

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

144	IRON MOUNTAIN 2022 FORM 10-K

Part IV

EXHIBIT	ITEM
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

10.60
Fifth Amendment, dated as of December 12, 2021, to Credit Agreement, dated as of June 27, 2011, as amended and restated, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent.(Incorporated by reference to the Company's Current Report on Form 8-K dated December 16, 2021.)

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

10.62
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN 2022 FORM 10-K	145

Part IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
William L. Meaney

/s/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Barry A. Hytinen

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 23, 2023
Jennifer M. Allerton

/s/ PAMELA M. ARWAY	Director	February 23, 2023
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 23, 2023
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 23, 2023
Kent P. Dauten

/s/ MONTE E. FORD	Director	February 23, 2023
Monte E. Ford

/s/ ROBIN L. MATLOCK	Director	February 23, 2023
Robin L. Matlock

146	IRON MOUNTAIN 2022 FORM 10-K

Part IV

NAME	TITLE	DATE

/s/ WENDY J. MURDOCK	Director	February 23, 2023
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 23, 2023
Walter. C. Rakowich

/s/ DOYLE R. SIMONS	Director	February 23, 2023
Doyle R. Simons

/s/ ALFRED J. VERRECCHIA	Director	February 23, 2023
Alfred J. Verrecchia

IRON MOUNTAIN 2022 FORM 10-K	147