Form 10-Q
period 2023-03-31
IRON MOUNTAIN INC
filed 2023-05-04
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to
Commission file number 1-13045
IRON MOUNTAIN INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2588479
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
85 New Hampshire Avenue, Suite 150, Portsmouth, New Hampshire 03801
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2023, the registrant had 291,623,270 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2023 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022
	3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022
	4	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022
	5	Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2023 and 2022
	6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022
	7	Notes to Condensed Consolidated Financial Statements
25	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
44	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
46	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
46	ITEM 6.	Exhibits
47	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$146,442	$141,797
Accounts receivable (less allowances of $61,039 and $54,143 as of March 31, 2023 and December 31, 2022, respectively)	1,174,326	1,174,915
Prepaid expenses and other	280,169	230,433
Total Current Assets	1,600,937	1,547,145
Property, Plant and Equipment:
Property, plant and equipment	9,286,873	9,025,765
Less—Accumulated depreciation	(3,944,300)	(3,910,321)
Property, Plant and Equipment, Net	5,342,573	5,115,444
Other Assets, Net:
Goodwill	4,896,761	4,882,734
Customer and supplier relationships and other intangible assets	1,380,316	1,423,145
Operating lease right-of-use assets	2,666,951	2,583,704
Other	578,171	588,342
Total Other Assets, Net	9,522,199	9,477,925
Total Assets	$16,465,709	$16,140,514
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$101,608	$87,546
Accounts payable	512,269	469,198
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,057,320	1,031,910
Deferred revenue	335,393	328,910
Total Current Liabilities	2,006,590	1,917,564
Long-term Debt, net of current portion	10,862,188	10,481,449
Long-term Operating Lease Liabilities, net of current portion	2,513,817	2,429,167
Other Long-term Liabilities	170,391	317,376
Deferred Income Taxes	271,504	263,005
Commitments and Contingencies
Redeemable Noncontrolling Interests	95,630	95,160
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 291,584,999 and 290,830,296 shares as of March 31, 2023 and December 31, 2022, respectively)	2,916	2,908
Additional paid-in capital	4,459,265	4,468,035
(Distributions in excess of earnings) Earnings in excess of distributions	(3,510,949)	(3,392,272)
Accumulated other comprehensive items, net	(405,768)	(442,003)
Total Iron Mountain Incorporated Stockholders' Equity	545,464	636,668
Noncontrolling Interests	125	125
Total Equity	545,589	636,793
Total Liabilities and Equity	$16,465,709	$16,140,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Revenues:
Storage rental	$810,089	$751,070
Service	504,260	496,976
Total Revenues	1,314,349	1,248,046
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	571,626	546,622
Selling, general and administrative	294,520	280,723
Depreciation and amortization	182,094	183,615
Acquisition and Integration Costs	1,595	15,661
Restructuring and other transformation	36,913	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(13,061)	(705)
Total Operating Expenses	1,073,687	1,025,916
Operating Income (Loss)	240,662	222,130
Interest Expense, Net (includes Interest Income of $2,907 and $1,648 for the three months ended March 31, 2023 and 2022, respectively)	137,169	114,442
Other Expense (Income), Net	21,200	55,901
Net Income (Loss) Before Provision (Benefit) for Income Taxes	82,293	51,787
Provision (Benefit) for Income Taxes	16,758	10,080
Net Income (Loss)	65,535	41,707
Less: Net Income (Loss) Attributable to Noncontrolling Interests	940	(592)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$64,595	$42,299
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.22	$0.15
Diluted	$0.22	$0.14
Weighted Average Common Shares Outstanding—Basic	291,442	290,328
Weighted Average Common Shares Outstanding—Diluted	293,049	291,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net Income (Loss)	$65,535	$41,707
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	40,226	27,453
Change in Fair Value of Derivative Instruments	(3,442)	16,766
Total Other Comprehensive Income (Loss):	36,784	44,219
Comprehensive Income (Loss)	102,319	85,926
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,489	(362)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$100,830	$86,288

The accompanying notes are an integral part of these condensed consolidated financial statements

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	(8,762)	754,703	8	(8,770)	—	—	—	—
Parent cash dividends declared	(183,272)	—	—	—	(183,272)	—	—	—
Other comprehensive income (loss)	36,235	—	—	—	—	36,235	—	549
Net income (loss)	64,595	—	—	—	64,595	—	—	940
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,019)
Balance, March 31, 2023	$545,589	291,584,999	$2,916	$4,459,265	$(3,510,949)	$(405,768)	$125	$95,630

THREE MONTHS ENDED MARCH 31, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	(1,502)	793,379	8	(1,510)	—	—	—	—
Changes in equity related to noncontrolling interests	(1,992)	—	—	(1,992)	—	—	—	1,992
Parent cash dividends declared	(181,023)	—	—	—	(181,023)	—	—	—
Other comprehensive income (loss)	43,921	—	—	—	—	43,989	(68)	298
Net income (loss)	42,299	—	—	—	42,299	—	—	(592)
Noncontrolling interests dividends	—	—	—	—	—	—	—	(681)
Balance, March 31, 2022	$758,771	290,550,440	$2,906	$4,409,051	$(3,359,876)	$(294,358)	$1,048	$73,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$65,535	$41,707
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	120,066	120,393
Amortization (includes amortization of deferred financing costs and discounts of $4,332 and $4,389 for the three months ended March 31, 2023 and 2022, respectively)	66,360	67,611
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	1,760	1,860
Stock-based compensation expense	12,509	11,341
Provision (benefit) for deferred income taxes	4,183	(10,142)
Loss on early extinguishment of debt	—	671
(Gain) loss on disposal/write-down of property, plant and equipment, net	(13,061)	(705)
Loss (gain) on divestments and deconsolidations	—	105,825
Gain associated with Clutter Transaction	—	(35,821)
Foreign currency transactions and other, net	34,435	(7,219)
(Increase) decrease in assets	(33,530)	(105,321)
(Decrease) increase in liabilities	(129,449)	(135,694)
Cash Flows from Operating Activities	128,808	54,506
Cash Flows from Investing Activities:
Capital expenditures	(265,906)	(161,050)
Cash paid for acquisitions, net of cash acquired	(1,094)	(717,907)
Customer inducements	(1,357)	(1,913)
Contract fulfillment costs	(24,014)	(14,237)
Investments in joint ventures and other investments	(15,830)	—
Proceeds from sales of property and equipment and other, net	35,658	5,353
Cash Flows from Investing Activities	(272,543)	(889,754)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(4,649,926)	(2,278,884)
Proceeds from revolving credit facility, term loan facilities and other debt	5,008,631	3,254,197
Debt repayment and equity distribution to noncontrolling interests	(1,019)	(681)
Parent cash dividends	(186,514)	(184,361)
Net (payments) proceeds associated with employee stock-based awards	(21,271)	(12,843)
Other, net	—	(5,875)
Cash Flows from Financing Activities	149,901	771,553
Effect of Exchange Rates on Cash and Cash Equivalents	(1,521)	3,527
Increase (decrease) in Cash and Cash Equivalents	4,645	(60,168)
Cash and Cash Equivalents, Beginning of Period	141,797	255,828
Cash and Cash Equivalents, End of Period	$146,442	$195,660
Supplemental Information:
Cash Paid for Interest	$204,902	$179,079
Cash Paid for Income Taxes, Net	$18,629	$19,277
Non-Cash Investing and Financing Activities:
Financing Leases	$20,194	$5,190
Accrued Capital Expenditures	$207,425	$78,466
Deferred Purchase Obligations	$197,222	$276,300
Dividends Payable	$191,030	$187,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data) (Unaudited)
1. GENERAL
The unaudited condensed consolidated financial statements of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries ("we" or "us"), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 (our "Annual Report").
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). See Note 11.
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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the three months ended March 31, 2023 is as follows:

Balance as of December 31, 2022	$54,143
Credit memos charged to revenue	23,392
Allowance for bad debts charged to expense	10,242
Deductions and other(1)	(26,738)
Balance as of March 31, 2023	$61,039
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	7

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
Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022 are as follows:

DESCRIPTION	MARCH 31, 2023	DECEMBER 31, 2022
Assets:
Operating lease right-of-use assets	$2,666,951	$2,583,704
Financing lease right-of-use assets, net of accumulated depreciation(1)	250,216	251,690
Liabilities:
Current
Operating lease liabilities	$293,795	$288,738
Financing lease liabilities(1)	47,516	43,857
Long-term
Operating lease liabilities	$2,513,817	$2,429,167
Financing lease liabilities(1)	294,517	289,048
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three months ended March 31, 2023 and 2022 are as follows:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2023	2022
Operating lease cost(1)	$155,873	$143,530
Financing lease cost:
Depreciation of financing lease right-of-use assets	$10,008	$11,454
Interest expense for financing lease liabilities	4,341	4,678
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $31,580 and $30,508 for the three months ended March 31, 2023 and 2022, respectively.
Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2023	2022
Operating cash flows used in operating leases	$108,723	$101,605
Operating cash flows used in financing leases (interest)	4,341	4,678
Financing cash flows used in financing leases	11,714	10,362
NON-CASH ITEMS:
Operating lease modifications and reassessments	$18,163	$23,767
New operating leases (including acquisitions and sale-leaseback transactions)	113,853	125,902
In addition to the leases signed but not yet commenced that were disclosed in Note 2.j. to Notes to Consolidated Financial Statements included in our Annual Report, we entered into an operating lease in March 2023 that is expected to commence in July 2024, with an initial lease term of 25 years. The total undiscounted minimum lease payments for this lease are approximately $170,100.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	8

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. GOODWILL
Our reporting units as of December 31, 2022 are described in detail in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.
The changes in the carrying value of goodwill attributable to each reportable segment for the three months ended March 31, 2023 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2022	$3,852,946	$418,502	$611,286	$4,882,734
Fair value and other adjustments	71	—	2,333	2,404
Currency effects	9,239	2,064	320	11,623
Goodwill balance, net of accumulated amortization as of March 31, 2023	$3,862,256	$420,566	$613,939	$4,896,761
Accumulated goodwill impairment balance as of March 31, 2023	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2023 and December 31, 2022 are as follows:

		FAIR VALUE MEASUREMENTS AT MARCH 31, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT MARCH 31, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$9,786	$—	$9,786	$—
Time Deposits	1,721	—	1,721	—
Trading Securities	9,380	9,347	33	—
Derivative Assets	42,105	—	42,105	—
Derivative Liabilities	3,443	—	3,443	—
Deferred Purchase Obligations(1)	197,222	—	—	197,222

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$11,311	$—	$11,311	$—
Time Deposits	1,102	—	1,102	—
Trading Securities	9,462	9,426	36	—
Derivative Assets	51,396	—	51,396	—
Derivative Liabilities	489	—	489	—
Deferred Purchase Obligations(1)	193,033	—	—	193,033
(1)Primarily relates to the fair value of the Deferred Purchase Obligation (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) associated with the ITRenew Transaction (as defined below in Note 3), which was determined utilizing a Monte-Carlo model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the Deferred Purchase Obligation. The change in value of the Deferred Purchase Obligation during the three months ended March 31, 2023 was driven by the accretion of the obligation to present value.
There were no material items that were measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022 other than those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three months ended March 31, 2023 and 2022 are as follows:

	THREE MONTHS ENDED MARCH 31, 2023			THREE MONTHS ENDED MARCH 31, 2022
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(454,509)	$12,506	$(442,003)	$(341,024)	$2,677	$(338,347)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	39,677	—	39,677	27,223	—	27,223
Change in fair value of derivative instruments	—	(3,442)	(3,442)	—	16,766	16,766
Total other comprehensive income (loss)	39,677	(3,442)	36,235	27,223	16,766	43,989
End of Period	$(414,832)	$9,064	$(405,768)	$(313,801)	$19,443	$(294,358)

G. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, "Contract Fulfillment Costs"). Contract Fulfillment Costs as of March 31, 2023 and December 31, 2022 are as follows:

	MARCH 31, 2023			DECEMBER 31, 2022
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$71,426	$(45,700)	$25,726	$68,345	$(42,132)	$26,213
Commissions asset	142,763	(63,244)	79,519	133,145	(58,949)	74,196
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	MARCH 31, 2023	DECEMBER 31, 2022
Deferred revenue - Current	Deferred revenue	$335,393	$328,910
Deferred revenue - Long-term	Other Long-term Liabilities	29,482	32,960
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification ("ASC") No. 842 ("ASC 842"), Leases, as amended. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Storage rental revenue(1)	$107,435	$87,451
(1)Revenue associated with power and connectivity included within storage rental revenue was $40,672 and $28,318 for the three months ended March 31, 2023 and 2022, respectively.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Stock-based compensation expense	$12,509	$11,341
As of March 31, 2023, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $115,329.
I. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and system integration costs (collectively, "Acquisition and Integration Costs"). Total Acquisition and Integration Costs were $1,595 and $15,661 for the three months ended March 31, 2023 and 2022, respectively.
J. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
(Gain) loss on disposal/write-down of property, plant and equipment, net for the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2023(1)	2022
(Gain) Loss on disposal/write-down of property, plant and equipment, net	$(13,061)	$(705)
(1)    The gains for the three months ended March 31, 2023 primarily consist of a gain of approximately $18,500 associated with a sale-leaseback transaction of a facility in Singapore, as part of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for this lease are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.j. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three months ended March 31, 2023 and 2022 consists of the following:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2023	2022
Foreign currency transaction losses (gains), net	$14,424	$(13,201)
Debt extinguishment expense	—	671
Other, net(1)	6,776	68,431
Other Expense (Income), Net	$21,200	$55,901
(1)Other, net for the three months ended March 31, 2022 consists primarily of (i) a loss of approximately $105,800 associated with the OSG Deconsolidation (as defined in Note 4 to Notes to Consolidated Financial Statements included in our Annual Report), partially offset by (ii) a gain of approximately $35,800 associated with the Clutter Transaction (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report).

L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2023 and 2022 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2023(1)	2022(2)
Effective Tax Rate	20.4%	19.5%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2023 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2022 were the benefits derived from the dividends paid deduction, the differences in the tax rates to which our foreign earnings are subject, and a release of valuation allowances on deferred tax assets of our U.S. taxable REIT subsidiaries of approximately $9,900 as a result of our acquisition of Intercept Parent, Inc. ("ITRenew").
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2023 and 2022 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net Income (Loss)	$65,535	$41,707
Less: Net Income (Loss) Attributable to Noncontrolling Interests	940	(592)
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$64,595	$42,299
Weighted-average shares—basic	291,442,000	290,328,000
Effect of dilutive potential stock options	1,216,000	995,625
Effect of dilutive potential RSUs and PUs	391,000	521,977
Weighted-average shares—diluted	293,049,000	291,845,602
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.22	$0.15
Diluted	$0.22	$0.14
Antidilutive stock options, RSUs and PUs, excluded from the calculation	145,730	755,580

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
N. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, and for the related revenue contracts in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as if it had originated the contracts. We adopted ASU 2021-08 on January 1, 2023 on a prospective basis, and there was no material impact on our condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	14

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
ITRENEW PRO FORMA FINANCIAL INFORMATION
On January 25, 2022, in order to expand our asset lifecycle management operations, we acquired an approximately 80% interest in ITRenew at an agreed upon purchase price of $725,000, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of Iron Mountain and ITRenew on a pro forma basis as if the ITRenew Transaction had occurred on January 1, 2021. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021. The Pro Forma Financial Information, for the periods presented, includes purchase accounting adjustments (including amortization of acquired customer and supplier intangible assets and depreciation of acquired property, plant and equipment) and related tax effects. We and ITRenew collectively incurred $59,370 of operating expenditures to complete the ITRenew Transaction (including advisory and professional fees). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2021.

THREE MONTHS ENDED MARCH 31, 2022
Total Revenues	$1,266,020
Income from Continuing Operations	$41,838
In addition to our acquisition of ITRenew, we completed certain other acquisitions in 2022. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.
4. INVESTMENTS
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited ("Web Werks"), a colocation data center provider in India. Through December 31, 2022, we made two investments totaling approximately 7,500,000 Indian rupees (or approximately $96,200, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. Under the terms of the original Web Werks JV shareholder agreement, we were required to make an additional investment of 3,750,000 Indian rupees by May 2023. In April 2023, the original Web Werks JV shareholder agreement was amended to extend the period by which the investment is required to be made to May 2024.
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at March 31, 2023 and December 31, 2022 are as follows:

	MARCH 31, 2023		DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$98,637	53.58%	$98,278	53.58%
Joint venture with AGC Equity Partners (the "Frankfurt JV")	36,579	20.00%	37,194	20.00%
Joint venture with Clutter, Inc. (the "Clutter JV")	50,712	26.73%	54,172	26.73%
Additionally, we have a loan receivable with the Frankfurt JV of approximately $22,800, which is included as a component of Other within Other assets, net within our Condensed Consolidated Balance Sheet at March 31, 2023.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	15

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
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In November 2022, we entered into a forward-starting interest rate swap agreement to limit our exposure to changes in interest rates on future borrowings under our Virginia Credit Agreement (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report). The forward-starting interest rate swap agreement commences in July 2023 and expires in October 2025. As of both March 31, 2023 and December 31, 2022, we have $4,800 in notional value outstanding on this forward-starting interest rate swap agreement.
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These forward-starting interest rate swap agreements commenced in March 2022. As of both March 31, 2023 and December 31, 2022, we have $350,000 in notional value outstanding on these interest rate swap agreements, which expire in March 2024.
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
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both March 31, 2023 and December 31, 2022, we have approximately $469,200 in notional value outstanding on cross-currency interest rate swaps with maturity dates ranging from August 2023 through February 2026.
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
The fair value of derivative instruments recognized in our Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, by derivative instrument, are as follows:

	MARCH 31, 2023		DECEMBER 31, 2022
DERIVATIVE INSTRUMENTS(1)	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$10,215	$1,151	$12,995	$489
Net Investment Hedges(3)
Cross-currency swap agreements	31,890	2,292	38,401	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2023, $11,538 is included within Prepaid expenses and other, $30,567 is included within Other assets, $2,292 is included within Accrued expense and other current liabilities and $1,151 is included within Other long-term liabilities. As of December 31, 2022, $2,606 is included within Prepaid expenses and other, $48,790 is included within Other assets, and $489 is included within Other long-term liabilities.
(2)As of March 31, 2023, cumulative net gains of $9,064 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of March 31, 2023, cumulative net gains of $29,598 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements. These cumulative net gains are offset by $14,934 related to the excluded component of our cross-currency swap agreements.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized (losses) gains recognized in Accumulated other comprehensive income during the three months ended March 31, 2023 and 2022, by derivative instrument, are as follows:

	THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	2023	2022
Cash Flow Hedges
Interest rate swap agreements	$(3,442)	$11,470
Net Investment Hedges
Cross-currency swap agreements	(8,803)	5,296
Cross-currency swap agreements (excluded component)	5,834	—
(Losses) gains recognized in Net income during the three months ended March 31, 2023 and 2022, by derivative instrument, are as follows:

		THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	Location of (loss) gain	2023	2022
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	$(5,834)	$—

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	MARCH 31, 2023				DECEMBER 31, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$1,439,000	$(5,687)	$1,433,313	$1,439,000	$1,072,200	$(6,790)	$1,065,410	$1,072,200
Term Loan A(1)	237,500	—	237,500	237,500	240,625	—	240,625	240,625
Term Loan B(1)	664,379	(3,434)	660,945	665,000	666,073	(3,747)	662,326	666,750
Australian Dollar Term Loan	197,929	(585)	197,344	199,746	202,641	(633)	202,008	204,623
UK Bilateral Revolving Credit Facility	173,153	—	173,153	173,153	169,361	—	169,361	169,361
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	494,722	(2,413)	492,309	467,572	483,888	(2,589)	481,299	445,206
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(2)	1,000,000	(6,399)	993,601	942,500	1,000,000	(6,754)	993,246	917,500
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(2)	825,000	(5,904)	819,096	781,688	825,000	(6,200)	818,800	754,875
5% Senior Notes due 2028 (the "5% Notes due 2028")(2)	500,000	(3,859)	496,141	461,250	500,000	(4,039)	495,961	450,000
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(2)	1,000,000	(9,403)	990,597	897,500	1,000,000	(9,764)	990,236	865,000
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(2)	1,300,000	(11,031)	1,288,969	1,170,000	1,300,000	(11,407)	1,288,593	1,111,500
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(2)	1,100,000	(9,850)	1,090,150	937,750	1,100,000	(10,161)	1,089,839	891,000
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(12,185)	737,815	643,125	750,000	(12,511)	737,489	622,500
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(2)	600,000	(5,421)	594,579	538,500	600,000	(5,566)	594,434	520,500
Real Estate Mortgages, Financing Lease Liabilities and Other	434,283	(522)	433,761	434,283	425,777	(578)	425,199	425,777
Accounts Receivable Securitization Program	325,000	(477)	324,523	325,000	314,700	(531)	314,169	314,700
Total Long-term Debt	11,040,966	(77,170)	10,963,796		10,650,265	(81,270)	10,568,995
Less Current Portion	(101,608)	—	(101,608)		(87,546)	—	(87,546)
Long-term Debt, Net of Current Portion	$10,939,358	$(77,170)	$10,862,188		$10,562,719	$(81,270)	$10,481,449
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan A”) and a term loan B (the "Term Loan B"). The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027. The Term Loan B is scheduled to mature on January 2, 2026. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2023 was $807,146 (which amount represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 6.6% and 6.2% as of March 31, 2023 and December 31, 2022, respectively.
(2)Collectively, the "Parent Notes".
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2023 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2022 (which are disclosed in our Annual Report).

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
LETTERS OF CREDIT
As of March 31, 2023, we had outstanding letters of credit totaling $39,825, of which $3,854 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between June 2023 and July 2025.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $20,500 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangement.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2022 and the three months ended March 31, 2023, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2022	$0.6185	March 15, 2022	$179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
August 4, 2022	0.6185	September 15, 2022	179,790	October 4, 2022
November 3, 2022	0.6185	December 15, 2022	179,866	January 5, 2023
February 23, 2023	0.6185	March 15, 2023	180,339	April 5, 2023
On May 4, 2023, we declared a dividend to our stockholders of record as of June 15, 2023 of $0.6185 per share, payable on July 6, 2023.
9. SEGMENT INFORMATION
Our reportable segments as of December 31, 2022 are described in Note 11 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global RIM Business
•Global Data Center Business
•Corporate and Other
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Global RIM Business
Total Revenues	$1,126,526	$1,048,891
Adjusted EBITDA	477,784	448,795
Global Data Center Business
Total Revenues	$112,305	$96,987
Adjusted EBITDA	50,635	41,977
Corporate and Other
Total Revenues	$75,518	$102,168
Adjusted EBITDA	(67,611)	(59,778)
Total Consolidated
Total Revenues	$1,314,349	$1,248,046
Adjusted EBITDA	460,808	430,994

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Adjusted EBITDA for each segment is defined as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net Income (Loss)	$65,535	$41,707
Add/(Deduct):
Interest expense, net	137,169	114,442
Provision (benefit) for income taxes	16,758	10,080
Depreciation and amortization	182,094	183,615
Acquisition and Integration Costs	1,595	15,661
Restructuring and other transformation	36,913	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(13,061)	(705)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	17,491	53,515
Stock-based compensation expense	12,509	11,341
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	3,805	1,338
Adjusted EBITDA	$460,808	$430,994

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Global RIM Business
Records Management(1)	$867,988	$802,553
Data Management(1)	129,594	133,656
Information Destruction(1)(2)	128,944	112,682
Data Center(1)	—	—
Global Data Center Business
Records Management(1)	$—	$—
Data Management(1)	—	—
Information Destruction(1)	—	—
Data Center(1)	112,305	96,987
Corporate and Other
Records Management(1)	$34,348	$31,898
Data Management(1)	—	—
Information Destruction(1)(3)	41,170	70,270
Data Center(1)	—	—
Total Consolidated
Records Management(1)	$902,336	$834,451
Data Management(1)	129,594	133,656
Information Destruction(1)(2)(3)	170,114	182,952
Data Center(1)	112,305	96,987
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service revenue, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
(3)Includes product revenue from ITRenew.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RELATED PARTIES
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the "Frankfurt JV Agreements").
In March 2019, in connection with the formation of the MakeSpace JV (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report), we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement"). In February 2022, in connection with the formation of the Clutter JV, we terminated the MakeSpace Agreement and entered into a storage and service agreement with the Clutter JV to provide certain storage and related services to the Clutter JV (the "Clutter Agreement").
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three months ended March 31, 2023 and 2022 is as follows (approximately):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Frankfurt JV Agreements(1)	$900	$7,100
MakeSpace Agreement and Clutter Agreement(2)	6,000	7,000
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
(2)Revenue associated with the MakeSpace Agreement and Clutter Agreement is presented as a component of our Global RIM Business segment.
11. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn, a global program designed to accelerate the growth of our business. Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150,000 in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. Total costs related to Project Matterhorn during the three months ended March 31, 2023 were approximately $36,913 and are included in Restructuring and other transformation in our Condensed Consolidated Statement of Operations. There were no Restructuring and other transformation costs related to Project Matterhorn for the three months ended March 31, 2022.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2023, and from the inception of Project Matterhorn through March 31, 2023, is as follows:

	THREE MONTHS ENDED MARCH 31, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH MARCH 31, 2023
Restructuring	$11,957	$25,249
Other transformation	24,956	53,597
Restructuring and other transformation	$36,913	$78,846

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment for the three months ended March 31, 2023, and from the inception of Project Matterhorn through March 31, 2023, is as follows:

	THREE MONTHS ENDED MARCH 31, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH MARCH 31, 2023
Global RIM Business	$9,525	$22,608
Global Data Center Business	78	78
Corporate and Other	2,354	2,563
Total restructuring costs	$11,957	$25,249
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment for the three months ended March 31, 2023, and from the inception of Project Matterhorn through March 31, 2023, is as follows:

	THREE MONTHS ENDED MARCH 31, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH MARCH 31, 2023
Global RIM Business	$3,485	$7,386
Global Data Center Business	870	928
Corporate and Other	20,601	45,283
Total other transformation costs	$24,956	$53,597
Accrued restructuring costs and accrued other transformation costs included in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2023 were approximately $4,600 and $12,000, respectively.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	24

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2023, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 23, 2023 (our "Annual Report").
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
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 23, 2023.
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	25

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three months ended March 31, 2023 within each section.
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. There were no Restructuring and other transformation costs related to Project Matterhorn for the three months ended March 31, 2022. The following chart presents (in thousands) total Restructuring and other transformation costs related to Project Matterhorn from the inception of Project Matterhorn through March 31, 2023 and for the three months ended March 31, 2023:

From the Inception of Project Matterhorn through March 31, 2023

For the Three Months Ended March 31, 2023
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Restructuring and other transformation costs.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	26

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
•In the near-term, we expect the impact of a stronger US dollar to create headwinds on reported total revenue and Adjusted EBITDA growth in 2023 against prior periods.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the three months ended March 31, 2023 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

13%
Product Cost of Sales and Other
38%
Labor
7%
Transportation
42%
Facilities

30%
Sales, Marketing and Account Management
70%
General, Administrative and Other

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	27

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
Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating income, net income (loss) or cash flows from operating activities.
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net Income (Loss)	$65,535	$41,707
Add/(Deduct):
Interest expense, net	137,169	114,442
Provision (benefit) for income taxes	16,758	10,080
Depreciation and amortization	182,094	183,615
Acquisition and Integration Costs(1)	1,595	15,661
Restructuring and other transformation	36,913	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(13,061)	(705)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	17,491	53,515
Stock-based compensation expense	12,509	11,341
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	3,805	1,338
Adjusted EBITDA	$460,808	$430,994
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

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	28

Part I. Financial Information

ADJUSTED EPS
We define Adjusted EPS as reported earnings per share fully diluted from net income (loss) attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

EXCLUDED
•Acquisition and Integration Costs
•Restructuring and other transformation
•Amortization related to the write-off of certain customer relationship intangible assets
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)
•Other expense (income), net •Stock-based compensation expense •Non-cash amortization related to derivative instruments •Tax impact of reconciling items and discrete tax items

We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.22	$0.14
Add/(Deduct):
Acquisition and Integration Costs	0.01	0.05
Restructuring and other transformation	0.13	—
Amortization related to the write-off of certain customer relationship intangible assets	—	0.02
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.04)	—
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.06	0.18
Stock-based compensation expense	0.04	0.04
Non-cash amortization related to derivative instruments	0.02	—
Tax impact of reconciling items and discrete tax items(1)	(0.02)	(0.05)
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.42	$0.38
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2023 and 2022 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2023 and 2022 was 15.2% and 18.6%, respectively.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	29

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
We modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other expense (income), net	•Stock-based compensation expense •Non-cash amortization related to derivative instruments •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net Income (Loss)	$65,535	$41,707
Add/(Deduct):
Real estate depreciation	76,129	79,333
(Gain) loss on sale of real estate, net of tax	(15,746)	214
Data center lease-based intangible assets amortization	6,129	4,123
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	132	—
FFO (Nareit)	132,179	125,377
Add/(Deduct):
Acquisition and Integration Costs	1,595	15,661
Restructuring and other transformation	36,913	—
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	4,550	(919)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	17,491	53,515
Stock-based compensation expense	12,509	11,341
Non-cash amortization related to derivative instruments	5,834	—
Real estate financing lease depreciation	2,988	3,780
Tax impact of reconciling items and discrete tax items(2)	(6,893)	(15,632)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	226	(20)
FFO (Normalized)	$207,392	$193,103
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(0.4) million and $(10.0) million for the three months ended March 31, 2023 and 2022, respectively.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	30

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
Further detail regarding our critical accounting estimates can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2022.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 TO THE THREE MONTHS ENDED MARCH 31, 2022 (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Revenues	$1,314,349	$1,248,046	$66,303	5.3%
Operating Expenses	1,073,687	1,025,916	47,771	4.7%
Operating Income	240,662	222,130	18,532	8.3%
Other Expenses, Net	175,127	180,423	(5,296)	(2.9)%
Net Income (Loss)	65,535	41,707	23,828	57.1%
Net Income (Loss) Attributable to Noncontrolling Interests	940	(592)	1,532	258.8%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$64,595	$42,299	$22,296	52.7%
Adjusted EBITDA(1)	$460,808	$430,994	$29,814	6.9%
Adjusted EBITDA Margin(1)	35.1%	34.5%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	31

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$810,089	$751,070	$59,019	7.9%	10.2%	11.1%	(0.9)%
Service	504,260	496,976	7,284	1.5%	3.5%	2.0%	1.5%
Total Revenues	$1,314,349	$1,248,046	$66,303	5.3%	7.5%	7.5%	—%
(1)Constant currency growth rates, which are a non-GAAP measure, are calculated by translating the 2022 results at the 2023 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the three months ended March 31, 2023, the increase in reported revenue was primarily driven by organic storage rental revenue growth and organic service revenue growth. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate for the three months ended March 31, 2023 by 2.2% compared to the prior year period.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 include the following:

STORAGE RENTAL REVENUE
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 0.3% increase in total global volume excluding deconsolidations (also excluding acquisitions, total global volume increased 0.3%); and
•a decrease of $15.7 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUE
•organic service revenue growth driven by increased service activity levels in our Global RIM business, partially offset by service revenue declines in our asset lifecycle management business as a result of component price declines, partially offset by increased volume; and
•a decrease of $9.9 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	32

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
Labor	$219,531	$201,501	$18,030	8.9%	11.5%	16.7%	16.1%	0.6%
Facilities	240,690	218,319	22,371	10.2%	13.0%	18.3%	17.5%	0.8%
Transportation	39,975	35,268	4,707	13.3%	16.3%	3.0%	2.8%	0.2%
Product Cost of Sales and Others	71,430	91,534	(20,104)	(22.0)%	(20.8)%	5.4%	7.3%	(1.9)%
Total Cost of sales	$571,626	$546,622	$25,004	4.6%	7.0%	43.5%	43.8%	(0.3)%
Primary factors influencing the change in reported Cost of sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM business;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact of our sale-leaseback activity during 2022 and the first three months of 2023, as well as increases in utilities costs;
•a decrease in product cost of sales in our asset lifecycle management business as a result of component price declines, partially offset by increased volume; and
•a decrease of $12.1 million due to foreign currency exchange rate fluctuations.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
General, Administrative and Other	$207,023	$206,316	$707	0.3%	2.9%	15.8%	16.5%	(0.7)%
Sales, Marketing and Account Management	87,497	74,407	13,090	17.6%	20.0%	6.7%	6.0%	0.7%
Total Selling, general and administrative expenses	$294,520	$280,723	$13,797	4.9%	7.5%	22.4%	22.5%	(0.1)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 include the following:
•an increase in general, administrative and other expenses, driven higher wages and benefits, employee-related costs and information technology costs, partially offset by lower professional fees;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased headcount; and
•a decrease of $6.7 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Depreciation expense decreased by $0.3 million, or 0.3%, for the three months ended March 31, 2023 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense decreased by $1.2 million, or 1.9%, for the three months ended March 31, 2023 compared to the prior year period.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	33

Part I. Financial Information

ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the three months ended March 31, 2023 and 2022 were approximately $1.6 million and $15.7 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the three months ended March 31, 2023 were $36.9 million and related to operating expenses associated with the implementation of Project Matterhorn. There were no Restructuring and other transformation costs related to Project Matterhorn for the three months ended March 31, 2022.
(GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Gain on disposal/write-down of property, plant and equipment, net for the three months ended March 31, 2023 was approximately $13.1 million. The gains primarily consist of a gain of approximately $18.5 million associated with a sale-leaseback transaction of a facility in Singapore.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $22.8 million to $137.2 million in the three months ended March 31, 2023 from $114.4 million in the prior year period. The increase is primarily due to higher average debt outstanding during the three months ended March 31, 2023 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.3% and 4.4% at March 31, 2023 and 2022, respectively. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three months ended March 31, 2023 and 2022 consists of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE
DESCRIPTION	2023	2022
Foreign currency transaction losses (gains), net	$14,424	$(13,201)	$27,625
Debt extinguishment expense	—	671	(671)
Other, net	6,776	68,431	(61,655)
Other Expense (Income), Net	$21,200	$55,901	$(34,701)
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2023 and 2022 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2023(1)	2022
Effective Tax Rate	20.4%	19.5%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2023 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	34

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Net Income (Loss)	$65,535	$41,707	$23,828	57.1%
Net Income (Loss) as a percentage of Revenue	5.0%	3.3%
Adjusted EBITDA	$460,808	$430,994	$29,814	6.9%
Adjusted EBITDA Margin	35.1%	34.5%

Adjusted EBITDA Margin for the three months ended March 31, 2023 increased by 60 basis points compared to the same prior year period driven by improved service revenue trends, revenue management and ongoing cost containment measures, partially offset by lower Adjusted EBITDA Margin in our asset lifecycle management business.
↑ INCREASED BY $29.8 MILLION OR 6.9% Adjusted EBITDA

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	35

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, for a description of our reportable segments. Previously reported segment information has been restated to conform to the current presentation.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$687,669	$650,087	$37,582	5.8%	8.2%	9.4%	(1.2)%
Service	438,857	398,804	40,053	10.0%	12.5%	13.6%	(1.1)%
Segment Revenue	$1,126,526	$1,048,891	$77,635	7.4%	9.8%	11.0%	(1.2)%
Segment Adjusted EBITDA	$477,784	$448,795	$28,989
Segment Adjusted EBITDA Margin	42.4%	42.8%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the three months ended March 31, 2023 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management and volume;
•a 0.2% increase in Global RIM volume excluding deconsolidations (also excluding acquisitions, Global RIM volume increased 0.2%);
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business;
•a decrease in revenue of $23.2 million due to foreign currency exchange rate fluctuations; and
•a 40 basis point decrease in Adjusted EBITDA Margin primarily driven by an increase in compensation and other employee-related costs, partially offset by revenue management.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	36

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$107,435	$87,451	$19,984	22.9%	24.3%	23.6%	0.7%
Service	4,870	9,536	(4,666)	(48.9)%	(47.9)%	(47.9)%	—%
Segment Revenue	$112,305	$96,987	$15,318	15.8%	17.3%	16.6%	0.7%
Segment Adjusted EBITDA	$50,635	$41,977	$8,658
Segment Adjusted EBITDA Margin	45.1%	43.3%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the three months ended March 31, 2023 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first three months of 2023 and in prior periods and higher pass-through power costs, partially offset by churn of 150 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 180 basis point increase in Adjusted EBITDA Margin reflecting ongoing cost management and a decline in lower margin project revenue, partially offset by higher pass-through power costs.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	37

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$14,985	$13,532	$1,453	10.7%	12.4%	8.4%	4.0%
Service	60,533	88,636	(28,103)	(31.7)%	(30.9)%	(44.0)%	13.1%
Revenue	$75,518	$102,168	$(26,650)	(26.1)%	(25.2)%	(37.1)%	11.9%
Adjusted EBITDA	$(67,611)	$(59,778)	$(7,833)
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other for the three months ended March 31, 2023 compared to the prior year period include the following:
•a decrease in service revenue in our asset lifecycle management business as a result of component price declines, partially offset by increased volume; and
•a decrease in Adjusted EBITDA driven by the flow through of service revenue declines in our asset lifecycle management business, partially offset by lower professional fees.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	38

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. Total costs related to Project Matterhorn during the three months ended March 31, 2023 were approximately $36.9 million and are included in Restructuring and other transformation in our Condensed Consolidated Statement of Operations. Total costs from inception of the program to March 31, 2023 were approximately $78.8 million. There were no Restructuring and other transformation costs related to Project Matterhorn for the three months ended March 31, 2022.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2023	2022
Cash Flows from Operating Activities	$128,808	$54,506
Cash Flows from Investing Activities	(272,543)	(889,754)
Cash Flows from Financing Activities	149,901	771,553
Cash and Cash Equivalents, End of Period	146,442	195,660
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the three months ended March 31, 2023, net cash flows provided by operating activities increased by $74.3 million compared to the prior year period, primarily due to an increase in cash from working capital of $78.0 million, primarily related to the timing of accrued expenses and collections of accounts receivable, partially offset by a decrease in net income (excluding non-cash charges) of $3.7 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the three months ended March 31, 2023 included cash paid for capital expenditures of $265.9 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the three months ended March 31, 2023 included:
•Net proceeds of $358.7 million primarily associated with borrowings under the Revolving Credit Facility.
•Payment of dividends in the amount of $186.5 million on our common stock.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	39

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the three months ended March 31, 2023 and 2022, organized by the type of the spending as described in our Annual Report (in thousands):

	THREE MONTHS ENDED MARCH 31,
NATURE OF CAPITAL SPEND	2023	2022
Growth Investment Capital Expenditures:
Data Center	$202,406	$82,159
Real Estate	55,903	27,290
Innovation and Other	15,536	6,020
Total Growth Investment Capital Expenditures	273,845	115,469
Recurring Capital Expenditures:
Real Estate	5,369	7,541
Non-Real Estate	19,801	24,776
Data Center	2,493	2,468
Total Recurring Capital Expenditures	27,663	34,785
Total Capital Spend (on accrual basis)	301,508	150,254
Net (decrease) increase in prepaid capital expenditures	(766)	1,051
Net (increase) decrease in accrued capital expenditures	(34,836)	9,745
Total Capital Spend (on cash basis)	$265,906	$161,050
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,000.0 million for the year ending December 31, 2023. Of this, we expect our capital expenditures for growth investment to be approximately $855.0 million, and our recurring capital expenditures to approach $145.0 million.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first three months of 2023 and fiscal year 2022.
On May 4, 2023, we declared a dividend to our stockholders of record as of June 15, 2023 of $0.6185 per share, payable on July 6, 2023.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	40

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds) and accounts receivable. The only significant concentration of liquid investments as of March 31, 2023 is related to cash and cash equivalents held in money mark funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds.
Long-term debt as of March 31, 2023 is as follows (in thousands):

	MARCH 31, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$1,439,000	$(5,687)	$1,433,313
Term Loan A(1)	237,500	—	237,500
Term Loan B(1)	664,379	(3,434)	660,945
Australian Dollar Term Loan	197,929	(585)	197,344
UK Bilateral Revolving Credit Facility	173,153	—	173,153
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	494,722	(2,413)	492,309
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(2)	1,000,000	(6,399)	993,601
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(2)	825,000	(5,904)	819,096
5% Senior Notes due 2028 (the "5% Notes due 2028")(2)	500,000	(3,859)	496,141
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(2)	1,000,000	(9,403)	990,597
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(2)	1,300,000	(11,031)	1,288,969
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(2)	1,100,000	(9,850)	1,090,150
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(12,185)	737,815
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(2)	600,000	(5,421)	594,579
Real Estate Mortgages, Financing Lease Liabilities and Other	434,283	(522)	433,761
Accounts Receivable Securitization Program	325,000	(477)	324,523
Total Long-term Debt	11,040,966	(77,170)	10,963,796
Less Current Portion	(101,608)	—	(101,608)
Long-term Debt, Net of Current Portion	$10,939,358	$(77,170)	$10,862,188
(1)Collectively, the “Credit Agreement”.
(2)Collectively, the "Parent Notes".
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
LETTERS OF CREDIT
As of March 31, 2023, we had outstanding letters of credit totaling $39.8 million, of which $3.9 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between June 2023 and July 2025.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	41

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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions and (ii) events that are extraordinary, unusual or non-recurring.
Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2023 are as follows:

	MARCH 31, 2023	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.1	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
In November 2022, we entered into a forward-starting interest rate swap agreement to limit our exposure to changes in interest rates on future borrowings under our Virginia Credit Agreement (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report). The forward-starting interest rate swap agreement commences in July 2023 and expires in October 2025. As of both March 31, 2023 and December 31, 2022, we have $4.8 million in notional value outstanding on this forward-starting interest rate swap agreement.
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These forward-starting interest rate swap agreements commenced in March 2022. As of both March 31, 2023 and December 31, 2022, we have $350.0 million in notional value outstanding on these interest rate swap agreements, which expire in March 2024.
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

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	42

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both March 31, 2023 and December 31, 2022, we have approximately $469.2 million in notional value outstanding on cross-currency interest rate swaps with maturity dates ranging from August 2023 through February 2026.
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
INVESTMENTS
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited ("Web Werks"), a colocation data center provider in India. Through December 31, 2022, we made two investments totaling approximately 7,500.0 million Indian rupees (or approximately $96.2 million, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. Under the terms of the original Web Werks JV shareholder agreement, we were required to make an additional investment of 3,750.0 million Indian rupees by May 2023. In April 2023, the original Web Werks JV shareholder agreement was amended to extend the period by which the investment is required to be made to May 2024.
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023		DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$98,637	53.58%	$98,278	53.58%
Joint venture with AGC Equity Partners	36,579	20.00%	37,194	20.00%
Joint venture with Clutter, Inc.	50,712	26.73%	54,172	26.73%
Additionally, we have a loan receivable with the Frankfurt JV of approximately $22.8 million, which is included as a component of Other within Other assets, net within our Condensed Consolidated Balance Sheet at March 31, 2023.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	43

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2023 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
During the three months ended March 31, 2023, we implemented a new version of our Enterprise Resource Planning system in certain markets as a part of an ongoing system upgrade. We took the necessary steps to monitor and maintain appropriate internal control over financial reporting during this upgrade. We also conducted evaluations prior to and after the implementation of the new system, and confirmed that our internal control over financial reporting remains effective.
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	44

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended March 31, 2023, nor did we repurchase any shares of our common stock during the three months ended March 31, 2023.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	46

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: May 4, 2023

IRON MOUNTAIN MARCH 31, 2023 FORM 10-Q	47