Form 10-Q
period 2023-06-30
IRON MOUNTAIN INC
filed 2023-08-03
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2023, the registrant had 291,852,409 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2023 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022
	3	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2023 and 2022
	4	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2023 and 2022
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022
	6	Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2023
	7	Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2022
	8	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022
	9	Notes to Condensed Consolidated Financial Statements
30	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
51	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
53	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
53	ITEM 5.	Other Information
53	ITEM 6.	Exhibits
54	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$149,493	$141,797
Accounts receivable (less allowances of $65,217 and $54,143 as of June 30, 2023 and December 31, 2022, respectively)	1,182,154	1,174,915
Prepaid expenses and other	279,522	230,433
Total Current Assets	1,611,169	1,547,145
Property, Plant and Equipment:
Property, plant and equipment	9,546,766	9,025,765
Less—Accumulated depreciation	(3,943,300)	(3,910,321)
Property, Plant and Equipment, Net	5,603,466	5,115,444
Other Assets, Net:
Goodwill	4,928,145	4,882,734
Customer and supplier relationships and other intangible assets	1,348,679	1,423,145
Operating lease right-of-use assets	2,671,371	2,583,704
Other	515,739	588,342
Total Other Assets, Net	9,463,934	9,477,925
Total Assets	$16,678,569	$16,140,514
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$102,582	$87,546
Accounts payable	482,244	469,198
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,141,613	1,031,910
Deferred revenue	336,068	328,910
Total Current Liabilities	2,062,507	1,917,564
Long-term Debt, net of current portion	11,144,230	10,481,449
Long-term Operating Lease Liabilities, net of current portion	2,513,975	2,429,167
Other Long-term Liabilities	164,242	317,376
Deferred Income Taxes	273,213	263,005
Commitments and Contingencies
Redeemable Noncontrolling Interests	104,059	95,160
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 291,824,958 and 290,830,296 shares as of June 30, 2023 and December 31, 2022, respectively)	2,918	2,908
Additional paid-in capital	4,488,492	4,468,035
(Distributions in excess of earnings) Earnings in excess of distributions	(3,692,948)	(3,392,272)
Accumulated other comprehensive items, net	(382,244)	(442,003)
Total Iron Mountain Incorporated Stockholders' Equity	416,218	636,668
Noncontrolling Interests	125	125
Total Equity	416,343	636,793
Total Liabilities and Equity	$16,678,569	$16,140,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2023	2022
Revenues:
Storage rental	$830,756	$753,126
Service	527,180	536,408
Total Revenues	1,357,936	1,289,534
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	592,644	556,476
Selling, general and administrative	311,805	295,394
Depreciation and amortization	195,367	178,254
Acquisition and Integration Costs	1,511	16,878
Restructuring and other transformation	45,588	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,505)	(51,249)
Total Operating Expenses	1,145,410	995,753
Operating Income (Loss)	212,526	293,781
Interest Expense, Net (includes Interest Income of $2,290 and $2,171 for the three months ended June 30, 2023 and 2022, respectively)	144,178	115,057
Other Expense (Income), Net	62,950	(41,217)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	5,398	219,941
Provision (Benefit) for Income Taxes	4,255	18,083
Net Income (Loss)	1,143	201,858
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,029	1,777
Net Income (Loss) Attributable to Iron Mountain Incorporated	$114	$200,081
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.00	$0.69
Diluted	$0.00	$0.68
Weighted Average Common Shares Outstanding—Basic	291,825	290,756
Weighted Average Common Shares Outstanding—Diluted	293,527	292,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Revenues:
Storage rental	$1,640,845	$1,504,196
Service	1,031,440	1,033,384
Total Revenues	2,672,285	2,537,580
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,164,270	1,103,098
Selling, general and administrative	606,325	576,117
Depreciation and amortization	377,461	361,869
Acquisition and Integration Costs	3,106	32,539
Restructuring and other transformation	82,501	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(14,566)	(51,954)
Total Operating Expenses	2,219,097	2,021,669
Operating Income (Loss)	453,188	515,911
Interest Expense, Net (includes Interest Income of $5,197 and $3,819 for the six months ended June 30, 2023 and 2022, respectively)	281,347	229,499
Other Expense (Income), Net	84,150	14,684
Net Income (Loss) Before Provision (Benefit) for Income Taxes	87,691	271,728
Provision (Benefit) for Income Taxes	21,013	28,163
Net Income (Loss)	66,678	243,565
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,969	1,185
Net Income (Loss) Attributable to Iron Mountain Incorporated	$64,709	$242,380
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.22	$0.83
Diluted	$0.22	$0.83
Weighted Average Common Shares Outstanding—Basic	291,633	290,542
Weighted Average Common Shares Outstanding—Diluted	293,288	292,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2023	2022
Net Income (Loss)	$1,143	$201,858
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	18,035	(187,786)
Change in Fair Value of Derivative Instruments	7,896	34,211
Reclassifications from Accumulated Other Comprehensive Items, net	(2,527)	—
Total Other Comprehensive Income (Loss):	23,404	(153,575)
Comprehensive Income (Loss)	24,547	48,283
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	909	819
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$23,638	$47,464

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Net Income (Loss)	$66,678	$243,565
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	58,261	(160,333)
Change in Fair Value of Derivative Instruments	4,454	50,977
Reclassifications from Accumulated Other Comprehensive Items, net	(2,527)	—
Total Other Comprehensive Income (Loss):	60,188	(109,356)
Comprehensive Income (Loss)	126,866	134,209
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,398	457
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$124,468	$133,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2023	$545,589	291,584,999	$2,916	$4,459,265	$(3,510,949)	$(405,768)	$125	$95,630
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	27,862	239,959	2	27,860	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	1,367	—	—	1,367	—	—	—	(1,367)
Parent cash dividends declared	(182,113)	—	—	—	(182,113)	—	—	—
Other comprehensive income (loss)	23,524	—	—	—	—	23,524	—	(120)
Net Income (Loss)	114	—	—	—	114	—	—	1,029
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	9,900
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,013)
Balance, June 30, 2023	$416,343	291,824,958	$2,918	$4,488,492	$(3,692,948)	$(382,244)	$125	$104,059

SIX MONTHS ENDED JUNE 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	19,100	994,662	10	19,090	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	1,367	—	—	1,367	—	—	—	(1,367)
Parent cash dividends declared	(365,385)	—	—	—	(365,385)	—	—	—
Other comprehensive income (loss)	59,759	—	—	—	—	59,759	—	429
Net income (loss)	64,709	—	—	—	64,709	—	—	1,969
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	9,900
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,032)
Balance, June 30, 2023	$416,343	291,824,958	$2,918	$4,488,492	$(3,692,948)	$(382,244)	$125	$104,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2022	$758,771	290,550,440	$2,906	$4,409,051	$(3,359,876)	$(294,358)	$1,048	$73,428
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	24,462	129,518	1	24,461	—	—	—	—
Changes in equity related to noncontrolling interests	4,618	—	—	983	—	—	3,635	(983)
Parent cash dividends declared	(181,197)	—	—	—	(181,197)	—	—	—
Other comprehensive (loss) income	(152,708)	—	—	—	—	(152,617)	(91)	(867)
Net income (loss)	200,315	—	—	—	200,081	—	234	1,543
Noncontrolling interests equity contributions and related costs	(2,486)	—	—	(2,486)	—	—	—	21,547
Noncontrolling interests dividends	—	—	—	—	—	—	—	(711)
Balance, June 30, 2022	$651,775	290,679,958	$2,907	$4,432,009	$(3,340,992)	$(446,975)	$4,826	$93,957

SIX MONTHS ENDED JUNE 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	22,960	922,897	9	22,951	—	—	—	—
Changes in equity related to noncontrolling interests	2,626	—	—	(1,009)	—	—	3,635	1,009
Parent cash dividends declared	(362,220)	—	—	—	(362,220)	—	—	—
Other comprehensive (loss) income	(108,787)	—	—	—	—	(108,628)	(159)	(569)
Net income (loss)	242,614	—	—	—	242,380	—	234	951
Noncontrolling interests equity contributions and related costs	(2,486)	—	—	(2,486)	—	—	—	21,547
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,392)
Balance, June 30, 2022	$651,775	290,679,958	$2,907	$4,432,009	$(3,340,992)	$(446,975)	$4,826	$93,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$66,678	$243,565
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	254,395	236,496
Amortization (includes amortization of deferred financing costs and discounts of $8,095 and $9,064 for the six months ended June 30, 2023 and 2022, respectively)	131,161	134,437
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	3,491	3,681
Stock-based compensation expense	34,882	31,597
Provision (benefit) for deferred income taxes	2,799	(18,491)
Loss on early extinguishment of debt	—	671
(Gain) loss on disposal/write-down of property, plant and equipment, net	(14,566)	(51,954)
Loss (gain) on divestments and deconsolidations	—	105,825
Loss (gain) associated with the Clutter transactions	38,000	(35,821)
Foreign currency transactions and other, net	69,183	(58,821)
(Increase) decrease in assets	(31,071)	(194,756)
(Decrease) increase in liabilities	(108,858)	(50,505)
Cash Flows from Operating Activities	446,094	345,924
Cash Flows from Investing Activities:
Capital expenditures	(600,758)	(330,220)
Cash paid for acquisitions, net of cash acquired	(21,465)	(718,657)
Acquisition of customer relationships	—	(148)
Customer inducements	(2,630)	(4,624)
Contract fulfillment costs	(39,989)	(33,951)
Investments in joint ventures and other investments	(15,830)	—
Proceeds from sales of property and equipment and other, net	35,390	96,497
Cash Flows from Investing Activities	(645,282)	(991,103)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(10,087,033)	(5,351,720)
Proceeds from revolving credit facility, term loan facilities and other debt	9,683,880	6,255,829
Net proceeds from sale of senior note	990,000	—
Debt financing and equity contribution from noncontrolling interests	9,900	21,547
Debt repayment and equity distribution to noncontrolling interests	(2,032)	(1,392)
Parent cash dividends	(367,060)	(364,223)
Net (payments) proceeds associated with employee stock-based awards	(15,782)	(8,636)
Other, net	(2,046)	(9,405)
Cash Flows from Financing Activities	209,827	542,000
Effect of Exchange Rates on Cash and Cash Equivalents	(2,943)	(7,903)
Increase (decrease) in Cash and Cash Equivalents	7,696	(111,082)
Cash and Cash Equivalents, Beginning of Period	141,797	255,828
Cash and Cash Equivalents, End of Period	$149,493	$144,746
Supplemental Information:
Cash Paid for Interest	$270,146	$227,633
Cash Paid for Income Taxes, Net	$46,502	$57,135
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$61,085	$12,878
Accrued Capital Expenditures	$192,197	$98,210
Deferred Purchase Obligations and Other Deferred Payments	$9,290	$276,017
Dividends Payable	$192,597	$188,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	8

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the six months ended June 30, 2023 is as follows:

Balance as of December 31, 2022	$54,143
Credit memos charged to revenue	46,222
Allowance for bad debts charged to expense	16,172
Deductions and other(1)	(51,320)
Balance as of June 30, 2023	$65,217
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022 are as follows:

DESCRIPTION	JUNE 30, 2023	DECEMBER 31, 2022
Assets:
Operating lease right-of-use assets	$2,671,371	$2,583,704
Financing lease right-of-use assets, net of accumulated depreciation(1)	255,015	251,690
Liabilities:
Current
Operating lease liabilities	$303,615	$288,738
Financing lease liabilities(1)	49,148	43,857
Long-term
Operating lease liabilities	$2,513,975	$2,429,167
Financing lease liabilities(1)	297,190	289,048
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and six months ended June 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2023	2022	2023	2022
Operating lease cost(1)	$161,241	$139,863	$317,114	$283,393
Financing lease cost:
Depreciation of financing lease right-of-use assets	$10,202	$10,578	$20,210	$22,032
Interest expense for financing lease liabilities	4,416	4,359	8,757	9,037
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $34,418 and $65,998 for the three and six months ended June 30, 2023, respectively, and $28,788 and $59,296 for the three and six months ended June 30, 2022, respectively.
Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2023 and 2022 is as follows:

	SIX MONTHS ENDED JUNE 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2023	2022
Operating cash flows used in operating leases	$220,764	$200,958
Operating cash flows used in financing leases (interest)	8,757	9,037
Financing cash flows used in financing leases	22,010	20,084
NON-CASH ITEMS:
Operating lease modifications and reassessments	$44,779	$67,699
New operating leases (including acquisitions and sale-leaseback transactions)	163,326	382,890
In addition to the leases signed but not yet commenced that were disclosed in Note 2.j. to Notes to Consolidated Financial Statements included in our Annual Report, we entered into an operating lease in March 2023 that is expected to commence in July 2024, with an initial lease term of 25 years. The total undiscounted minimum lease payments for this lease are approximately $170,100.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	10

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
The changes in the carrying value of goodwill attributable to each reportable segment for the six months ended June 30, 2023 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2022	$3,852,946	$418,502	$611,286	$4,882,734
Non-tax deductible goodwill acquired during the period	22,876	—	383	23,259
Fair value and other adjustments	(80)	—	2,333	2,253
Currency translation adjustments	17,169	2,153	577	19,899
Goodwill balance, net of accumulated amortization as of June 30, 2023	$3,892,911	$420,655	$614,579	$4,928,145
Accumulated goodwill impairment balance as of June 30, 2023	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2023 and December 31, 2022 are as follows:

		FAIR VALUE MEASUREMENTS AT JUNE 30, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT JUNE 30, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$11,761	$—	$11,761	$—
Time Deposits	1,127	—	1,127	—
Trading Securities	10,340	10,322	18	—
Derivative Assets	28,286	—	28,286	—
Derivative Liabilities	4,540	—	4,540	—
Deferred Purchase Obligations(1)	201,190	—	—	201,190

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$11,311	$—	$11,311	$—
Time Deposits	1,102	—	1,102	—
Trading Securities	9,462	9,426	36	—
Derivative Assets	51,396	—	51,396	—
Derivative Liabilities	489	—	489	—
Deferred Purchase Obligations(1)	193,033	—	—	193,033
(1)Primarily relates to the fair value of the Deferred Purchase Obligation (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) associated with the ITRenew Transaction (as defined below in Note 3), which was determined utilizing a Monte-Carlo model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the Deferred Purchase Obligation. The change in value of the Deferred Purchase Obligation during the three and six months ended June 30, 2023 was driven by the accretion of the obligation to present value.
There were no material items that were measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022 other than (i) those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report and (ii) assets acquired and liabilities assumed through our acquisitions that occurred during the six months ended June 30, 2023, all of which are based on Level 3 inputs.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and six months ended June 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED JUNE 30, 2023			THREE MONTHS ENDED JUNE 30, 2022
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(414,832)	$9,064	$(405,768)	$(313,801)	$19,443	$(294,358)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	18,155	—	18,155	(186,828)	—	(186,828)
Change in fair value of derivative instruments	—	7,896	7,896	—	34,211	34,211
Reclassifications from accumulated other comprehensive items, net	—	(2,527)	(2,527)	—	—	—
Total other comprehensive income (loss)	18,155	5,369	23,524	(186,828)	34,211	(152,617)
End of Period	$(396,677)	$14,433	$(382,244)	$(500,629)	$53,654	$(446,975)

	SIX MONTHS ENDED JUNE 30, 2023			SIX MONTHS ENDED JUNE 30, 2022
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(454,509)	$12,506	$(442,003)	$(341,024)	$2,677	$(338,347)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	57,832	—	57,832	(159,605)	—	(159,605)
Change in fair value of derivative instruments	—	4,454	4,454	—	50,977	50,977
Reclassifications from accumulated other comprehensive items, net	—	(2,527)	(2,527)	—	—	—
Total other comprehensive income (loss)	57,832	1,927	59,759	(159,605)	50,977	(108,628)
End of Period	$(396,677)	$14,433	$(382,244)	$(500,629)	$53,654	$(446,975)
G. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, "Contract Fulfillment Costs"). Contract Fulfillment Costs as of June 30, 2023 and December 31, 2022 are as follows:

	JUNE 30, 2023			DECEMBER 31, 2022
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$75,428	$(47,919)	$27,509	$68,345	$(42,132)	$26,213
Commissions asset	148,003	(66,431)	81,572	133,145	(58,949)	74,196

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	JUNE 30, 2023	DECEMBER 31, 2022
Deferred revenue - Current	Deferred revenue	$336,068	$328,910
Deferred revenue - Long-term	Other Long-term Liabilities	22,343	32,960
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification ("ASC") 842, Leases. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three and six months ended June 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Storage rental revenue(1)	$110,990	$89,768	$218,425	$177,219
(1)Revenue associated with power and connectivity included within storage rental revenue was $38,692 and $79,364 for the three and six months ended June 30, 2023, respectively, and $30,713 and $59,031 for the three and six months ended June 30, 2022, respectively.
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and six months ended June 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Stock-based compensation expense	$22,373	$20,256	$34,882	$31,597
As of June 30, 2023, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $87,880.
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
Acquisition and Integration Costs for the three and six months ended June 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Acquisition and Integration Costs	$1,511	$16,878	$3,106	$32,539

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	14

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
(Gain) loss on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022(2)	2023(1)	2022(2)
(Gain) Loss on disposal/write-down of property, plant and equipment, net(3)	$(1,505)	$(51,249)	$(14,566)	$(51,954)
(1)    The gains for the six months ended June 30, 2023 primarily consist of a gain of approximately $18,500 associated with a sale-leaseback transaction of a facility in Singapore during the first quarter of 2023.
(2)    The gains for the three and six months ended June 30, 2022 primarily consist of gains of approximately $49,000 associated with sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States.
(3)    The gains recognized during both 2023 and 2022 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.j. to Notes to Consolidated Financial Statements included in our Annual Report.
K. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2023 and 2022 consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2023	2022	2023	2022
Foreign currency transaction losses (gains), net(1)(2)	$15,063	$(55,039)	$29,487	$(68,240)
Debt extinguishment expense	—	—	—	671
Other, net(3)(4)	47,887	13,822	54,663	82,253
Other Expense (Income), Net	$62,950	$(41,217)	$84,150	$14,684
(1)The losses for the three and six months ended June 30, 2023 primarily consist of the impact of changes in the exchange rate of the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)The gains for the three and six months ended June 30, 2022 primarily consist of the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(3)Other, net for the six months ended June 30, 2023 consists primarily of a loss of approximately $38,000 associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV (as defined and discussed in Note 4) as well as losses on our equity method investments and the change in value of the Deferred Purchase Obligation.
(4)Other, net for the six months ended June 30, 2022 consists primarily of (i) a loss of approximately $105,800 associated with the OSG Deconsolidation (as defined in Note 4 to Notes to Consolidated Financial Statements included in our Annual Report), partially offset by (ii) a gain of approximately $35,800 associated with the Clutter Transaction (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report).

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023(1)	2022(2)	2023(1)	2022(2)
Effective Tax Rate	78.8%	8.2%	24.0%	10.4%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2023 were (i) the loss of approximately $38,000 recorded in Other, net a component of Other expense (income), net during the second quarter of 2023 to reflect the remeasurement of our previously held equity interest in the Clutter JV to fair value, for which there was no tax impact, (ii) the benefits derived from the dividends paid deduction and (iii) the differences in the tax rates to which our foreign earnings are subject.
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
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three and six months ended June 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Net Income (Loss)	$1,143	$201,858	$66,678	$243,565
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,029	1,777	1,969	1,185
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$114	$200,081	$64,709	$242,380
Weighted-average shares—basic	291,825,000	290,756,000	291,633,000	290,542,000
Effect of dilutive potential stock options	1,322,000	1,249,262	1,269,000	1,122,444
Effect of dilutive potential RSUs and PUs	380,000	481,972	386,000	501,975
Weighted-average shares—diluted	293,527,000	292,487,234	293,288,000	292,166,419
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.00	$0.69	$0.22	$0.83
Diluted	$0.00	$0.68	$0.22	$0.83
Antidilutive stock options, RSUs and PUs excluded from the calculation	157,132	234,085	151,431	494,833
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

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
CLUTTER
On June 29, 2023, in order to further expand our on-demand consumer storage business, we acquired 100% of the outstanding shares of Clutter Intermediate, Inc. and control of all assets of the Clutter JV (collectively, "Clutter") for total consideration of $59,100 (the “Clutter Acquisition”). During the third quarter of 2023, we anticipate offering up to 15% equity interest in Clutter to certain former stakeholders of the Clutter JV.
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our acquisitions closed during the six months ended June 30, 2023 is as follows:

SIX MONTHS ENDED JUNE 30, 2023
Cash Paid (gross of cash acquired)(1)	$21,215
Deferred Purchase Obligation, Purchase Price Holdbacks and Other	9,290
Fair Value of Previously Held Equity Interest	9,000
Settlement of Pre-Existing Relationships	20,122
Total Consideration	59,627
Fair Value of Identifiable Assets Acquired	56,248
Fair Value of Identifiable Liabilities Assumed	(19,880)
Total Fair Value of Identifiable Net Assets Acquired	36,368
Goodwill Initially Recorded(2)	$23,259
(1)Cash paid for acquisitions, net in our Condensed Consolidated Statement of Cash Flows includes (i) cash acquired of $1,980 relating to acquisitions completed during the six months ended June 30, 2023 and (ii) contingent and other payments of $2,230 for the six months ended June 30, 2023 relating to acquisitions completed prior to January 1, 2023.
(2)Goodwill is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.
The preliminary purchase price allocations that are not finalized as of June 30, 2023 relate to the final assessment of the fair values of property, plant and equipment and intangible assets (primarily the customer relationship intangible asset) associated with the acquisitions we closed during the six months ended June 30, 2023. Any adjustments to our estimates of purchase price allocations will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the applicable acquisition date. Adjustments recorded during the six months ended June 30, 2023 were not material to our results from operations.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	17

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

	THREE MONTHS ENDED JUNE 30, 2022	SIX MONTHS ENDED JUNE 30, 2022
Total Revenues	$1,289,534	$2,555,554
Income from Continuing Operations	$201,858	$243,696
In addition to our acquisition of ITRenew, we completed certain other acquisitions in 2023 and 2022. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.
4. INVESTMENTS
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV, and Clutter, Inc.’s shareholders contributed their ownership interests in Clutter, Inc., to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35,800, which was recorded to Other, net, a component of Other expense (income), net, during the first quarter of 2022.
On June 29, 2023, we completed the Clutter Acquisition. In connection with the Clutter Acquisition, our previously held approximately 27% interest in the Clutter JV was remeasured to fair value at the closing date of the Clutter Acquisition. As a result, we recognized a loss of approximately $38,000 to Other, net, a component of Other expense (income), net, during the second quarter of 2023.
WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited, a colocation data center provider in India. Through December 31, 2022, we made two investments totaling approximately 7,500,000 Indian rupees (or approximately $96,200, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. On July 7, 2023, we made our final contractual investment in the Web Werks JV of approximately 3,750,000 Indian rupees (or approximately $45,300, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of this investment). After the final contractual payment, our interest in the Web Werks JV increased to 63.39% and we assumed control of its board of directors. For financial reporting periods beginning after July 7, 2023, the Web Werks JV will be consolidated within our Global Data Center Business segment.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. INVESTMENTS (CONTINUED)
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at June 30, 2023 and December 31, 2022 are as follows:

	JUNE 30, 2023		DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$98,650	53.58%	$98,278	53.58%
Joint venture with AGC Equity Partners (the "Frankfurt JV")	59,394	20.00%	37,194	20.00%
Clutter JV	—	—%	54,172	26.73%

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These forward-starting interest rate swap agreements commenced in March 2022 with a total notional amount of $350,000 and provided variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month London Interbank Offered Rate ("LIBOR"), in exchange for the payment of fixed interest rates as specified in the respective interest rate swap agreements. In April 2023, we terminated these agreements in anticipation of the discontinuance of the LIBOR reference rate on June 30, 2023. The terminated swap agreements had associated unrealized gains at the termination date of approximately $10,100. These gains are included in Accumulated other comprehensive items, net and will be reclassified into earnings as reductions to interest expense from the date of termination through March 2024, the original maturity date of the swaps.
In April 2023, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Under these interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month Secured Overnight Financing Rate, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. As of June 30, 2023, we have $350,000 in notional value outstanding associated with these interest rate swap agreements, which expire in February 2026.
In November 2022, we entered into a forward-starting interest rate swap agreement to limit our exposure to changes in interest rates on future borrowings under our Virginia Credit Agreement (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report). This forward-starting interest rate swap agreement commenced in July 2023 and expires in October 2025. As of both June 30, 2023 and December 31, 2022, we have $4,800 in notional value outstanding on this forward-starting interest rate swap agreement.
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

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both June 30, 2023 and December 31, 2022, we have approximately $469,200 in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2023 through February 2026.
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
The fair value of derivative instruments recognized in our Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, by derivative instrument, are as follows:

	JUNE 30, 2023		DECEMBER 31, 2022
DERIVATIVE INSTRUMENTS(1)	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$6,852	$—	$12,995	$489
Net Investment Hedges(3)
Cross-currency swap agreements	21,434	4,540	38,401	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2023, $1,459 is included within Prepaid expenses and other, $26,827 is included within Other assets and $4,540 is included within Accrued expense and other current liabilities. As of December 31, 2022, $2,606 is included within Prepaid expenses and other, $48,790 is included within Other assets and $489 is included within Other long-term liabilities.
(2)As of June 30, 2023, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $14,433, which include $7,581 related to our terminated interest rate swap agreements.
(3)As of June 30, 2023, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $37,645, which include $20,751 related to the excluded component of our cross-currency swap agreements.
Unrealized gains (losses) recognized in Accumulated other comprehensive income during the three and six months ended June 30, 2023 and 2022, by derivative instrument, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS	2023	2022	2023	2022
Cash Flow Hedges
Interest rate swap agreements	$7,896	$3,932	$4,454	$15,402
Net Investment Hedges
Cross-currency swap agreements	(12,704)	30,279	(21,507)	35,575
Cross-currency swap agreements (excluded component)	5,817	—	11,651	—

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Gains (losses) recognized in Net income during the three and six months ended June 30, 2023 and 2022, by derivative instrument, are as follows:

		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS	Location of gain (loss)	2023	2022	2023	2022
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$2,527	$—	$2,527	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(5,817)	—	(11,651)	—

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	JUNE 30, 2023				DECEMBER 31, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$679,500	$(5,332)	$674,168	$679,500	$1,072,200	$(6,790)	$1,065,410	$1,072,200
Term Loan A(1)	234,375	—	234,375	234,375	240,625	—	240,625	240,625
Term Loan B(1)	662,685	(3,122)	659,563	663,250	666,073	(3,747)	662,326	666,750
Australian Dollar Term Loan	196,333	(543)	195,790	198,005	202,641	(633)	202,008	204,623
UK Bilateral Revolving Credit Facility	177,277	—	177,277	177,277	169,361	—	169,361	169,361
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	506,506	(2,231)	504,275	472,474	483,888	(2,589)	481,299	445,206
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(2)	1,000,000	(6,043)	993,957	932,500	1,000,000	(6,754)	993,246	917,500
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(2)	825,000	(5,609)	819,391	770,344	825,000	(6,200)	818,800	754,875
5% Senior Notes due 2028 (the "5% Notes due 2028")(2)	500,000	(3,678)	496,322	461,250	500,000	(4,039)	495,961	450,000
7% Senior Notes due 2029 (the "7% Notes due 2029")(2)	1,000,000	(11,853)	988,147	992,500	—	—	—	—
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(2)	1,000,000	(9,041)	990,959	892,500	1,000,000	(9,764)	990,236	865,000
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(2)	1,300,000	(10,655)	1,289,345	1,166,750	1,300,000	(11,407)	1,288,593	1,111,500
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(2)	1,100,000	(9,539)	1,090,461	940,500	1,100,000	(10,161)	1,089,839	891,000
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(11,858)	738,142	645,000	750,000	(12,511)	737,489	622,500
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(2)	600,000	(5,275)	594,725	535,500	600,000	(5,566)	594,434	520,500
Real Estate Mortgages, Financing Lease Liabilities and Other	457,724	(483)	457,241	457,724	425,777	(578)	425,199	425,777
Accounts Receivable Securitization Program	343,100	(426)	342,674	343,100	314,700	(531)	314,169	314,700
Total Long-term Debt	11,332,500	(85,688)	11,246,812		10,650,265	(81,270)	10,568,995
Less Current Portion	(102,582)	—	(102,582)		(87,546)	—	(87,546)
Long-term Debt, Net of Current Portion	$11,229,918	$(85,688)	$11,144,230		$10,562,719	$(81,270)	$10,481,449
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan A”) and a term loan B (the "Term Loan B"). The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027. The Term Loan B is scheduled to mature on January 2, 2026. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2023 was $1,566,061 (which amount represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 7.0% and 6.2% as of June 30, 2023 and December 31, 2022, respectively.
(2)Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI’s United States subsidiaries that represent the substantial majority of our United States operations (the "Note Guarantors"). These guarantees are joint and several obligations of the Note Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2023 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2022 (which are disclosed in our Annual Report).
MAY 2023 OFFERING
On May 15, 2023, IMI completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
7% Notes due 2029	$1,000,000	February 15, 2029	February 15 and August 15	August 15, 2025
(1)We may redeem the 7% Notes due 2029 at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the 7% Notes due 2029 at the redemption price or make-whole premium specified in the indenture governing the 7% Notes due 2029, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the 7% Notes due 2029 at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
The 7% Notes due 2029 were issued at 100% of par. The total net proceeds of approximately $990,000 from the issuance of the 7% Notes due 2029, after deducting the initial purchasers' commissions, were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 8, 2023, we amended the Accounts Receivable Securitization Program (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report) to increase the maximum borrowing capacity from $325,000 to $360,000. All other material terms of the Accounts Receivable Securitization Program remain the same as what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
MAXIMUM AMOUNT $360,000 OUTSTANDING BORROWING $343,100 INTEREST RATE 6.2% As of June 30, 2023

LETTERS OF CREDIT
As of June 30, 2023, we had outstanding letters of credit totaling $40,410, of which $4,439 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between September 2023 and July 2025.
DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted) as a condition to taking actions such as paying dividends and incurring indebtedness.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2022 and the six months ended June 30, 2023, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2022	$0.6185	March 15, 2022	$179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
August 4, 2022	0.6185	September 15, 2022	179,790	October 4, 2022
November 3, 2022	0.6185	December 15, 2022	179,866	January 5, 2023
February 23, 2023	0.6185	March 15, 2023	180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
On August 3, 2023, we declared a dividend to our stockholders of record as of September 15, 2023 of $0.65 per share, payable on October 5, 2023.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	24

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION
Our reportable segments as of December 31, 2022 are described in Note 11 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global RIM Business
•Global Data Center Business
•Corporate and Other
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Global RIM Business
Total Revenues	$1,159,867	$1,070,476	$2,286,393	$2,119,367
Adjusted EBITDA	499,062	469,368	976,846	918,163
Global Data Center Business
Total Revenues	$118,033	$100,088	$230,338	$197,075
Adjusted EBITDA	53,809	42,307	104,444	84,284
Corporate and Other
Total Revenues	$80,036	$118,970	$155,554	$221,138
Adjusted EBITDA	(77,213)	(56,969)	(144,824)	(116,747)
Total Consolidated
Total Revenues	$1,357,936	$1,289,534	$2,672,285	$2,537,580
Adjusted EBITDA	475,658	454,706	936,466	885,700

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	25

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
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three and six months ended June 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Net Income (Loss)	$1,143	$201,858	$66,678	$243,565
Add/(Deduct):
Interest expense, net	144,178	115,057	281,347	229,499
Provision (benefit) for income taxes	4,255	18,083	21,013	28,163
Depreciation and amortization	195,367	178,254	377,461	361,869
Acquisition and Integration Costs	1,511	16,878	3,106	32,539
Restructuring and other transformation	45,588	—	82,501	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(1,505)	(51,249)	(14,566)	(51,954)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	58,694	(46,103)	76,185	7,412
Stock-based compensation expense	22,373	20,256	34,882	31,597
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	4,054	1,672	7,859	3,010
Adjusted EBITDA	$475,658	$454,706	$936,466	$885,700

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	26

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three and six months ended June 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Global RIM Business
Records Management(1)	$898,634	$818,993	$1,766,622	$1,621,546
Data Management(1)	130,251	124,394	259,845	258,050
Information Destruction(1)(2)	130,982	127,089	259,926	239,771
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	118,033	100,088	230,338	197,075
Corporate and Other
Records Management(1)	$37,409	$36,141	$71,757	$68,039
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	42,627	82,829	83,797	153,099
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$936,043	$855,134	$1,838,379	$1,689,585
Data Management(1)	130,251	124,394	259,845	258,050
Information Destruction(1)(2)(3)	173,609	209,918	343,723	392,870
Data Center(1)	118,033	100,088	230,338	197,075
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service revenue, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
(3)Includes product revenue from ITRenew.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	27

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
In March 2019, in connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement"). In February 2022, in connection with the formation of the Clutter JV, we terminated the MakeSpace Agreement and entered into a storage and service agreement with the Clutter JV to provide certain storage and related services to the Clutter JV (the "Clutter Agreement"). On June 29, 2023, we completed the Clutter Acquisition and terminated the Clutter Agreement.
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and six months ended June 30, 2023 and 2022 is as follows (approximately):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Frankfurt JV Agreements(1)	$800	$5,700	$1,700	$12,800
MakeSpace Agreement and Clutter Agreement(2)	7,000	7,400	13,000	14,400
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
(2)Revenue associated with the MakeSpace Agreement and the Clutter Agreement is presented as a component of our Global RIM Business segment.
11. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn, a global program designed to accelerate the growth of our business. Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150,000 in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. Total costs related to Project Matterhorn during the three and six months ended June 30, 2023 were $45,588 and $82,501, respectively, and are included in Restructuring and other transformation in our Condensed Consolidated Statement of Operations. There were no Restructuring and other transformation costs related to Project Matterhorn for the three and six months ended June 30, 2022.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023, and from the inception of Project Matterhorn through June 30, 2023, is as follows:

	THREE MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH JUNE 30, 2023
Restructuring	$16,127	$28,084	$41,376
Other transformation	29,461	54,417	83,058
Restructuring and other transformation	$45,588	$82,501	$124,434

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	28

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment for the three and six months ended June 30, 2023, and from the inception of Project Matterhorn through June 30, 2023, is as follows:

	THREE MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH JUNE 30, 2023
Global RIM Business	$15,000	$24,525	$37,608
Global Data Center Business	—	78	78
Corporate and Other	1,127	3,481	3,690
Total restructuring costs	$16,127	$28,084	$41,376
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment for the three and six months ended June 30, 2023, and from the inception of Project Matterhorn through June 30, 2023, is as follows:

	THREE MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH JUNE 30, 2023
Global RIM Business	$4,958	$8,443	$12,344
Global Data Center Business	498	1,368	1,426
Corporate and Other	24,005	44,606	69,288
Total other transformation costs	$29,461	$54,417	$83,058
Accrued restructuring costs and accrued other transformation costs included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2023 were approximately $7,400 and $22,200, respectively.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	29

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2023, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 23, 2023 (our "Annual Report").
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
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	30

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six months ended June 30, 2023 within each section. Trends and changes that are consistent for both the three and six month periods are not repeated and are discussed on a year to date basis only.
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. There were no Restructuring and other transformation costs related to Project Matterhorn for the three and six months ended June 30, 2022. The following chart presents (in thousands) total Restructuring and other transformation costs related to Project Matterhorn from the inception of Project Matterhorn through June 30, 2023 and for the three and six months ended June 30, 2023:

From the Inception of Project Matterhorn through June 30, 2023

For the Three Months Ended June 30, 2023

For the Six Months Ended June 30, 2023
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Restructuring and other transformation costs.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	31

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
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the six months ended June 30, 2023 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

12%
Product Cost of Sales and Other
38%
Labor
7%
Transportation
43%
Facilities

30%
Sales, Marketing and Account Management
70%
General, Administrative and Other

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	32

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Net Income (Loss)	$1,143	$201,858	$66,678	$243,565
Add/(Deduct):
Interest expense, net	144,178	115,057	281,347	229,499
Provision (benefit) for income taxes	4,255	18,083	21,013	28,163
Depreciation and amortization	195,367	178,254	377,461	361,869
Acquisition and Integration Costs(1)	1,511	16,878	3,106	32,539
Restructuring and other transformation	45,588	—	82,501	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(1,505)	(51,249)	(14,566)	(51,954)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	58,694	(46,103)	76,185	7,412
Stock-based compensation expense	22,373	20,256	34,882	31,597
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	4,054	1,672	7,859	3,010
Adjusted EBITDA	$475,658	$454,706	$936,466	$885,700
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

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	33

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.00	$0.68	$0.22	$0.83
Add/(Deduct):
Acquisition and Integration Costs	0.01	0.06	0.01	0.11
Restructuring and other transformation	0.16	—	0.28	—
Amortization related to the write-off of certain customer relationship intangible assets	—	—	—	0.02
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.01)	(0.18)	(0.05)	(0.18)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.20	(0.16)	0.26	0.03
Stock-based compensation expense	0.08	0.07	0.12	0.11
Non-cash amortization related to derivative instruments	0.02	—	0.04	—
Tax impact of reconciling items and discrete tax items(1)	(0.05)	(0.03)	(0.06)	(0.07)
Income (Loss) Attributable to Noncontrolling Interests	—	0.01	0.01	—
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.40	$0.46	$0.83	$0.85
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2023 and 2022 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2023 and 2022 was 14.0% and 16.5%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	34

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
We modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other expense (income), net	•Stock-based compensation expense •Non-cash amortization related to derivative instruments •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Net Income (Loss)	$1,143	$201,858	$66,678	$243,565
Add/(Deduct):
Real estate depreciation	81,558	75,008	157,687	154,341
(Gain) loss on sale of real estate, net of tax	(1,853)	(48,978)	(17,599)	(48,764)
Data center lease-based intangible assets amortization	4,907	4,040	11,036	8,163
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	562	—	694	—
FFO (Nareit)	86,317	231,928	218,496	357,305
Add/(Deduct):
Acquisition and Integration Costs	1,511	16,878	3,106	32,539
Restructuring and other transformation	45,588	—	82,501	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(1,417)	(2,270)	3,133	(3,189)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	58,694	(46,103)	76,185	7,412
Stock-based compensation expense	22,373	20,256	34,882	31,597
Non-cash amortization related to derivative instruments	5,817	—	11,651	—
Real estate financing lease depreciation	3,008	3,427	5,996	7,207
Tax impact of reconciling items and discrete tax items(2)	(13,278)	(8,250)	(18,491)	(20,876)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(500)	374	(274)	354
FFO (Normalized)	$208,113	$216,240	$417,185	$412,349
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(5.0) million and $(5.5) million for the three and six months ended June 30, 2023, respectively, and $(0.2) million and $(10.2) million for the three and six months ended June 30, 2022, respectively.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	35

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Revenues	$1,357,936	$1,289,534	$68,402	5.3%
Operating Expenses	1,145,410	995,753	149,657	15.0%
Operating Income	212,526	293,781	(81,255)	(27.7)%
Other Expenses, Net	211,383	91,923	119,460	130.0%
Net Income (Loss)	1,143	201,858	(200,715)	(99.4)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,029	1,777	(748)	(42.1)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$114	$200,081	$(199,967)	(99.9)%
Adjusted EBITDA(1)	$475,658	$454,706	$20,952	4.6%
Adjusted EBITDA Margin(1)	35.0%	35.3%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Revenues	$2,672,285	$2,537,580	$134,705	5.3%
Operating Expenses	2,219,097	2,021,669	197,428	9.8%
Operating Income	453,188	515,911	(62,723)	(12.2)%
Other Expenses, Net	386,510	272,346	114,164	41.9%
Net Income (Loss)	66,678	243,565	(176,887)	(72.6)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,969	1,185	784	66.2%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$64,709	$242,380	$(177,671)	(73.3)%
Adjusted EBITDA(1)	$936,466	$885,700	$50,766	5.7%
Adjusted EBITDA Margin(1)	35.0%	34.9%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	36

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$830,756	$753,126	$77,630	10.3%	10.9%	10.8%	0.1%
Service	527,180	536,408	(9,228)	(1.7)%	(1.0)%	(1.4)%	0.4%
Total Revenues	$1,357,936	$1,289,534	$68,402	5.3%	6.0%	5.7%	0.3%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,640,845	$1,504,196	$136,649	9.1%	10.6%	11.0%	(0.4)%
Service	1,031,440	1,033,384	(1,944)	(0.2)%	1.1%	0.2%	0.9%
Total Revenues	$2,672,285	$2,537,580	$134,705	5.3%	6.7%	6.6%	0.1%
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
TOTAL REVENUES
For the six months ended June 30, 2023, the increase in reported revenue was primarily driven by organic storage rental revenue growth. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate for the six months ended June 30, 2023 by 1.4% compared to the prior year period.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 include the following:

STORAGE RENTAL REVENUE
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 0.1% increase in total global volume; and
•a decrease of $20.0 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUE
•organic service revenue growth driven by increased service activity levels in our Global RIM business, partially offset by service revenue declines in our asset lifecycle management business as a result of component price declines, partially offset by increased volume; and
•a decrease of $13.6 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	37

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
Labor	$224,398	$203,459	$20,939	10.3%	11.0%	16.5%	15.8%	0.7%
Facilities	255,535	213,795	41,740	19.5%	20.3%	18.8%	16.6%	2.2%
Transportation	41,147	42,391	(1,244)	(2.9)%	(2.0)%	3.0%	3.3%	(0.3)%
Product Cost of Sales and Others	71,564	96,831	(25,267)	(26.1)%	(25.7)%	5.3%	7.5%	(2.2)%
Total Cost of sales	$592,644	$556,476	$36,168	6.5%	7.2%	43.6%	43.2%	0.4%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
Labor	$443,929	$404,960	$38,969	9.6%	11.3%	16.6%	16.0%	0.6%
Facilities	496,225	432,114	64,111	14.8%	16.7%	18.6%	17.0%	1.6%
Transportation	81,122	77,659	3,463	4.5%	6.2%	3.0%	3.1%	(0.1)%
Product Cost of Sales and Others	142,994	188,365	(45,371)	(24.1)%	(23.3)%	5.4%	7.4%	(2.0)%
Total Cost of sales	$1,164,270	$1,103,098	$61,172	5.5%	7.1%	43.6%	43.5%	0.1%
Primary factors influencing the change in reported Cost of sales for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM business;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact of our sale-leaseback activity during 2022 and the first six months of 2023, as well as increases in utilities costs and facility maintenance costs;
•a decrease in product cost of sales in our asset lifecycle management business as a result of component price declines, partially offset by increased volume; and
•a decrease of $15.8 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	38

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
General, Administrative and Other	$217,965	$220,891	$(2,926)	(1.3)%	0.3%	16.1%	17.1%	(1.0)%
Sales, Marketing and Account Management	93,840	74,503	19,337	26.0%	26.5%	6.9%	5.8%	1.1%
Total Selling, general and administrative expenses	$311,805	$295,394	$16,411	5.6%	7.0%	23.0%	22.9%	0.1%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
General, Administrative and Other	$424,988	$427,207	$(2,219)	(0.5)%	1.6%	15.9%	16.8%	(0.9)%
Sales, Marketing and Account Management	181,337	148,910	32,427	21.8%	23.3%	6.8%	5.9%	0.9%
Total Selling, general and administrative expenses	$606,325	$576,117	$30,208	5.2%	7.2%	22.7%	22.7%	—%
Primary factors influencing the change in reported Selling, general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 include the following:
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased headcount; and
•a decrease of $10.6 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $17.9 million, or 7.6%, for the six months ended June 30, 2023 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense decreased by $2.3 million, or 1.8%, for the six months ended June 30, 2023 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the six months ended June 30, 2023 and 2022 were approximately $3.1 million and $32.5 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the six months ended June 30, 2023 were $82.5 million and related to operating expenses associated with the implementation of Project Matterhorn. There were no Restructuring and other transformation costs for the six months ended June 30, 2022.
(GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Gain on disposal/write-down of property, plant and equipment, net for the six months ended June 30, 2023 was approximately $14.6 million. The gains primarily consist of a gain of approximately $18.5 million associated with a sale-leaseback transaction of a facility in Singapore during the first quarter of 2023.
Gain on disposal/write-down of property, plant and equipment, net for the six months ended June 30, 2022 was approximately $52.0 million. The gains primarily consist of gains of approximately $49.0 million associated with sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States during the second quarter of 2022.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	39

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $51.8 million to $281.3 million in the six months ended June 30, 2023 from $229.5 million in the prior year period. The increase is primarily due to higher average debt outstanding during the six months ended June 30, 2023 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.4% and 4.6% at June 30, 2023 and 2022, respectively. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2023 and 2022 consists of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE
DESCRIPTION	2023	2022		2023	2022
Foreign currency transaction losses (gains), net(1)	$15,063	$(55,039)	$70,102	$29,487	$(68,240)	$97,727
Debt extinguishment expense	—	—	—	—	671	(671)
Other, net(2)	47,887	13,822	34,065	54,663	82,253	(27,590)
Other Expense (Income), Net	$62,950	$(41,217)	$104,167	$84,150	$14,684	$69,466
(1)The losses for the three and six months ended June 30, 2023 primarily consist of the impact of changes in the exchange rate of the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the six months ended June 30, 2023 consists primarily of a loss of approximately $38.0 million associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV. See the Investments section of Liquidity and Capital Resources for additional information. We also recognized losses on our equity method investments and the change in value of the Deferred Purchase Obligation (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023(1)	2022	2023(1)	2022
Effective Tax Rate	78.8%	8.2%	24.0%	10.4%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2023 were (i) the loss of approximately $38.0 million recorded in Other, net a component of Other expense (income), net during the second quarter of 2023 to reflect the remeasurement of our previously held equity interest in the Clutter JV to fair value, for which there was no tax impact, (ii) the benefits derived from the dividends paid deduction and (iii) the differences in the tax rates to which our foreign earnings are subject.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	40

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Net Income (Loss)	$1,143	$201,858	$(200,715)	(99.4)%
Net Income (Loss) as a percentage of Revenue	0.1%	15.7%
Adjusted EBITDA	$475,658	$454,706	$20,952	4.6%
Adjusted EBITDA Margin	35.0%	35.3%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Net Income (Loss)	$66,678	$243,565	$(176,887)	(72.6)%
Net Income (Loss) as a percentage of Revenue	2.5%	9.6%
Adjusted EBITDA	$936,466	$885,700	$50,766	5.7%
Adjusted EBITDA Margin	35.0%	34.9%

Adjusted EBITDA Margin for the six months ended June 30, 2023 increased by 10 basis points compared to the same prior year period driven by improved service revenue trends, revenue management and ongoing cost containment measures, partially offset by lower Adjusted EBITDA Margin in our asset lifecycle management business.
↑ INCREASED BY $50.8 MILLION OR 5.7% Adjusted EBITDA

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	41

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$704,011	$649,771	$54,240	8.3%	9.2%	9.2%	—%
Service	455,856	420,705	35,151	8.4%	9.3%	9.3%	—%
Segment Revenue	$1,159,867	$1,070,476	$89,391	8.4%	9.2%	9.2%	—%
Segment Adjusted EBITDA	$499,062	$469,368	$29,694
Segment Adjusted EBITDA Margin	43.0%	43.8%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$1,391,680	$1,299,858	$91,822	7.1%	8.7%	9.3%	(0.6)%
Service	894,713	819,509	75,204	9.2%	10.9%	11.4%	(0.5)%
Segment Revenue	$2,286,393	$2,119,367	$167,026	7.9%	9.5%	10.1%	(0.6)%
Segment Adjusted EBITDA	$976,846	$918,163	$58,683
Segment Adjusted EBITDA Margin	42.7%	43.3%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the six months ended June 30, 2023 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business;
•a decrease in revenue of $31.7 million due to foreign currency exchange rate fluctuations; and
•a 60 basis point decrease in Adjusted EBITDA Margin primarily driven by an increase in compensation and other employee-related costs, partially offset by revenue management.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	42

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$110,990	$89,768	$21,222	23.6%	23.0%	22.3%	0.7%
Service	7,043	10,320	(3,277)	(31.8)%	(33.2)%	(32.4)%	(0.8)%
Segment Revenue	$118,033	$100,088	$17,945	17.9%	17.1%	16.7%	0.4%
Segment Adjusted EBITDA	$53,809	$42,307	$11,502
Segment Adjusted EBITDA Margin	45.6%	42.3%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$218,425	$177,219	$41,206	23.3%	23.6%	23.0%	0.6%
Service	11,913	19,856	(7,943)	(40.0)%	(40.1)%	(39.8)%	(0.3)%
Segment Revenue	$230,338	$197,075	$33,263	16.9%	17.2%	16.7%	0.5%
Segment Adjusted EBITDA	$104,444	$84,284	$20,160
Segment Adjusted EBITDA Margin	45.3%	42.8%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the six months ended June 30, 2023 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first six months of 2023 and in prior periods, improved pricing and higher pass-through power costs, partially offset by churn of 280 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 250 basis point increase in Adjusted EBITDA Margin reflecting ongoing cost management and a decline in lower margin project revenue, partially offset by higher pass-through power costs.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	43

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$15,755	$13,587	$2,168	16.0%	15.8%	11.5%	4.3%
Service	64,281	105,383	(41,102)	(39.0)%	(38.9)%	(41.0)%	2.1%
Revenue	$80,036	$118,970	$(38,934)	(32.7)%	(32.6)%	(35.0)%	2.4%
Adjusted EBITDA	$(77,213)	$(56,969)	$(20,244)

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$30,740	$27,119	$3,621	13.4%	14.1%	10.0%	4.1%
Service	124,814	194,019	(69,205)	(35.7)%	(35.3)%	(42.4)%	7.1%
Revenue	$155,554	$221,138	$(65,584)	(29.7)%	(29.2)%	(36.0)%	6.8%
Adjusted EBITDA	$(144,824)	$(116,747)	$(28,077)
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other for the six months ended June 30, 2023 compared to the prior year period include the following:
•a decrease in service revenue in our asset lifecycle management business as a result of component price declines, which we expect to improve from current levels, partially offset by increased volume; and
•a decrease in Adjusted EBITDA driven by the flow through of service revenue declines in our asset lifecycle management business.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	44

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. Total costs related to Project Matterhorn during the three and six months ended June 30, 2023 were approximately $45.6 million and $82.5 million, respectively, and are included in Restructuring and other transformation in our Condensed Consolidated Statement of Operations. Total costs from inception of the program to June 30, 2023 were approximately $124.4 million. There were no Restructuring and other transformation costs related to Project Matterhorn for the three and six months ended June 30, 2022.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2023	2022
Cash Flows from Operating Activities	$446,094	$345,924
Cash Flows from Investing Activities	(645,282)	(991,103)
Cash Flows from Financing Activities	209,827	542,000
Cash and Cash Equivalents, End of Period	149,493	144,746
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the six months ended June 30, 2023, net cash flows provided by operating activities increased by $100.2 million compared to the prior year period, primarily due to an increase in cash from working capital of $105.3 million, primarily related to the timing of accounts receivable collections, partially offset by a decrease in net income (excluding non-cash charges) of $5.1 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the six months ended June 30, 2023 included cash paid for capital expenditures of $600.8 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the six months ended June 30, 2023 included:
•Net proceeds of $990.0 million associated with the issuance of the 7% Notes due 2029 (as defined below).
•Net payments of $403.2 million primarily associated with repayments on our Revolving Credit Facility (as defined in Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).
•Payment of dividends in the amount of $367.1 million on our common stock.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	45

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the six months ended June 30, 2023 and 2022, organized by the type of the spending as described in our Annual Report (in thousands):

	SIX MONTHS ENDED JUNE 30,
NATURE OF CAPITAL SPEND	2023	2022
Growth Investment Capital Expenditures:
Data Center	$417,861	$183,815
Real Estate	104,862	66,855
Innovation and Other	37,644	20,958
Total Growth Investment Capital Expenditures	560,367	271,628
Recurring Capital Expenditures:
Real Estate	$19,552	$23,672
Non-Real Estate	34,662	37,834
Data Center	6,415	5,678
Total Recurring Capital Expenditures	60,629	67,184
Total Capital Spend (on accrual basis)	$620,996	$338,812
Net (decrease) increase in prepaid capital expenditures	(630)	1,407
Net (increase) decrease in accrued capital expenditures	(19,608)	(9,999)
Total Capital Spend (on cash basis)	$600,758	$330,220
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,200.0 million for the year ending December 31, 2023. Of this, we expect our capital expenditures for growth investment to be approximately $1,055.0 million, and our recurring capital expenditures to approach $145.0 million.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first six months of 2023 and fiscal year 2022.
On August 3, 2023, we declared a dividend to our stockholders of record as of September 15, 2023 of $0.65 per share, payable on October 5, 2023.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	46

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds) and accounts receivable. The only significant concentration of liquid investments as of June 30, 2023 is related to cash and cash equivalents held in money market funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds.
Long-term debt as of June 30, 2023 is as follows (in thousands):

	JUNE 30, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$679,500	$(5,332)	$674,168
Term Loan A(1)	234,375	—	234,375
Term Loan B(1)(3)	662,685	(3,122)	659,563
Australian Dollar Term Loan	196,333	(543)	195,790
UK Bilateral Revolving Credit Facility	177,277	—	177,277
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	506,506	(2,231)	504,275
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(2)	1,000,000	(6,043)	993,957
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(2)	825,000	(5,609)	819,391
5% Senior Notes due 2028 (the "5% Notes due 2028")(2)	500,000	(3,678)	496,322
7% Senior Notes due 2029 (the "7% Notes due 2029")(2)	1,000,000	(11,853)	988,147
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(2)	1,000,000	(9,041)	990,959
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(2)	1,300,000	(10,655)	1,289,345
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(2)	1,100,000	(9,539)	1,090,461
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(11,858)	738,142
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(2)	600,000	(5,275)	594,725
Real Estate Mortgages, Financing Lease Liabilities and Other	457,724	(483)	457,241
Accounts Receivable Securitization Program	343,100	(426)	342,674
Total Long-term Debt	11,332,500	(85,688)	11,246,812
Less Current Portion	(102,582)	—	(102,582)
Long-term Debt, Net of Current Portion	$11,229,918	$(85,688)	$11,144,230
(1)Collectively, the “Credit Agreement”.
(2)Collectively, the "Parent Notes".
(3)Due to the discontinuance of the London Interbank Offered Rate ("LIBOR") reference rate on June 30, 2023, we transitioned the Term Loan B from an interest rate of LIBOR plus 1.75% to a synthetic LIBOR rate plus 1.75%, effective July 1, 2023.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
MAY 2023 OFFERING
On May 15, 2023, Iron Mountain Incorporated completed a private offering of (in thousands):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
7% Notes due 2029	$1,000,000	February 15, 2029	February 15 and August 15	August 15, 2025
(1)We may redeem the 7% Notes due 2029 at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the 7% Notes due 2029 at the redemption price or make-whole premium specified in the indenture governing the 7% Notes due 2029, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the 7% Notes due 2029 at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
The 7% Notes due 2029 were issued at 100% of par. The total net proceeds of approximately $990.0 million from the issuance of the 7% Notes due 2029, after deducting the initial purchasers' commissions, were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	47

Part I. Financial Information

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 8, 2023, we amended the Accounts Receivable Securitization Program (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report) to increase the maximum borrowing capacity from $325.0 million to $360.0 million. All other material terms of the Accounts Receivable Securitization Program remain the same as what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
LETTERS OF CREDIT
As of June 30, 2023, we had outstanding letters of credit totaling $40.4 million, of which $4.4 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between September 2023 and July 2025.
DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted) as a condition to taking actions such as paying dividends and incurring indebtedness.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of June 30, 2023 are as follows:

	JUNE 30, 2023	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.1	Maximum allowable of 7.0
Fixed charge coverage ratio	2.3	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	48

Part I. Financial Information

DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These forward-starting interest rate swap agreements commenced in March 2022 with a total notional amount of $350.0 million and provided variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the respective interest rate swap agreements. In April 2023, we terminated these agreements in anticipation of the discontinuance of the LIBOR reference rate on June 30, 2023. The terminated swap agreements had associated unrealized gains at the termination date of approximately $10.1 million. These gains are included in Accumulated other comprehensive items, net and will be reclassified into earnings as reductions to interest expense from the date of termination through March 2024, the original maturity date of the swaps.
In April 2023, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Under these interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month Secured Overnight Financing Rate, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. As of June 30, 2023, we have $350.0 million in notional value outstanding associated with these interest rate swap agreements, which expire in February 2026.
In November 2022, we entered into a forward-starting interest rate swap agreement to limit our exposure to changes in interest rates on future borrowings under our Virginia Credit Agreement (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report). This forward-starting interest rate swap agreement commenced in July 2023 and expires in October 2025. As of both June 30, 2023 and December 31, 2022, we have $4.8 million in notional value outstanding on this forward-starting interest rate swap agreement.
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
CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both June 30, 2023 and December 31, 2022, we have approximately $469.2 million in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2023 through February 2026.
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
ACQUISITIONS
CLUTTER
On June 29, 2023, in order to further expand our on-demand consumer storage business, we acquired 100% of the outstanding shares of Clutter Intermediate, Inc. and control of all assets of the Clutter JV (collectively, "Clutter") for total consideration of $59.1 million (the “Clutter Acquisition”). During the third quarter of 2023, we anticipate offering up to 15% equity interest in Clutter to certain former stakeholders of the Clutter JV.
INVESTMENTS
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV, and Clutter, Inc.’s shareholders contributed their ownership interests in Clutter, Inc., to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35.8 million, which was recorded to Other, net, a component of Other expense (income), net, during the first quarter of 2022.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	49

Part I. Financial Information

On June 29, 2023, we completed the Clutter Acquisition. In connection with the Clutter Acquisition, our previously held approximately 27% interest in the Clutter JV was remeasured to fair value at the closing date of the Clutter Acquisition. As a result, we recognized a loss of approximately $38.0 million to Other, net, a component of Other expense (income), net, during the second quarter of 2023.
WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited, a colocation data center provider in India. Through December 31, 2022, we made two investments totaling approximately 7,500.0 million Indian rupees (or approximately $96.2 million, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. On July 7, 2023, we made our final contractual investment in the Web Werks JV of approximately 3,750.0 million Indian rupees (or approximately $45.3 million, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of this investment). After the final contractual payment, our interest in the Web Werks JV increased to 63.39% and we assumed control of its board of directors. For financial reporting periods beginning after July 7, 2023, the Web Werks JV will be consolidated within our Global Data Center Business segment.
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at June 30, 2023 and December 31, 2022 are as follows (in thousands):

	JUNE 30, 2023		DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$98,650	53.58%	$98,278	53.58%
Joint venture with AGC Equity Partners	59,394	20.00%	37,194	20.00%
Clutter JV	—	—%	54,172	26.73%

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	50

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2023 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	51

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended June 30, 2023, nor did we repurchase any shares of our common stock during the three months ended June 30, 2023.
ITEM 5. OTHER INFORMATION
On June 2, 2023, Mr. Edward Greene, our Executive Vice President, Chief Human Resources Officer, adopted a 10b5-1 trading plan to sell up to 4,851 shares of our common stock between September 5, 2023 and November 30, 2023.
On June 16, 2023, Mr. John Tomovcsik, our Executive Vice President, Chief Operating Officer, terminated a 10b5-1 trading plan that was adopted on March 3, 2023 to exercise options to purchase up to 36,824 shares of our common stock and sell up to 69,731 shares of our common stock between June 7, 2023 and February 29, 2024. On June 20, 2023, Mr. Tomovcsik adopted a 10b5-1 trading plan to exercise options to purchase up to 11,859 shares of our common stock and sell up to 41,859 shares of our common stock between September 18, 2023 and June 18, 2024.
Each of these arrangements is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
3.1	Bylaws of Iron Mountain Incorporated. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 2023.)
4.1
2029 Senior Notes Indenture, dated as of May 15, 2023, among the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee, relating to the 7% Senior Notes due 2029. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2023.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	53

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: August 3, 2023

IRON MOUNTAIN JUNE 30, 2023 FORM 10-Q	54