Form 10-Q
period 2023-09-30
IRON MOUNTAIN INC
filed 2023-11-02
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2023, the registrant had 291,989,568 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2023 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022
	3	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2023 and 2022
	4	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2023 and 2022
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022
	6	Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2023
	7	Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2022
	8	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022
	9	Notes to Condensed Consolidated Financial Statements
31	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
53	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
55	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
55	ITEM 5.	Other Information
55	ITEM 6.	Exhibits
56	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$170,502	$141,797
Accounts receivable (less allowances of $71,152 and $54,143 as of September 30, 2023 and December 31, 2022, respectively)	1,167,654	1,174,915
Prepaid expenses and other	278,888	230,433
Total Current Assets	1,617,044	1,547,145
Property, Plant and Equipment:
Property, plant and equipment	9,877,866	9,025,765
Less—Accumulated depreciation	(3,986,450)	(3,910,321)
Property, Plant and Equipment, Net	5,891,416	5,115,444
Other Assets, Net:
Goodwill	4,938,075	4,882,734
Customer and supplier relationships and other intangible assets	1,353,139	1,423,145
Operating lease right-of-use assets	2,620,582	2,583,704
Other	456,662	588,342
Total Other Assets, Net	9,368,458	9,477,925
Total Assets	$16,876,918	$16,140,514
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$107,984	$87,546
Accounts payable	448,319	469,198
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,109,492	1,031,910
Deferred revenue	325,493	328,910
Total Current Liabilities	1,991,288	1,917,564
Long-term Debt, net of current portion	11,548,229	10,481,449
Long-term Operating Lease Liabilities, net of current portion	2,479,223	2,429,167
Other Long-term Liabilities	158,446	317,376
Deferred Income Taxes	273,831	263,005
Commitments and Contingencies
Redeemable Noncontrolling Interests	163,270	95,160
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 291,927,407 and 290,830,296 shares as of September 30, 2023 and December 31, 2022, respectively)	2,919	2,908
Additional paid-in capital	4,508,384	4,468,035
(Distributions in excess of earnings) Earnings in excess of distributions	(3,790,794)	(3,392,272)
Accumulated other comprehensive items, net	(458,003)	(442,003)
Total Iron Mountain Incorporated Stockholders' Equity	262,506	636,668
Noncontrolling Interests	125	125
Total Equity	262,631	636,793
Total Liabilities and Equity	$16,876,918	$16,140,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Revenues:
Storage rental	$858,656	$760,370
Service	529,519	526,575
Total Revenues	1,388,175	1,286,945
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	592,201	546,041
Selling, general and administrative	315,030	285,299
Depreciation and amortization	198,757	175,077
Acquisition and Integration Costs	9,909	5,554
Restructuring and other transformation	38,861	3,382
(Gain) loss on disposal/write-down of property, plant and equipment, net	(4,416)	(14,170)
Total Operating Expenses	1,150,342	1,001,183
Operating Income (Loss)	237,833	285,762
Interest Expense, Net (includes Interest Income of $4,059 and $2,176 for the three months ended September 30, 2023 and 2022, respectively)	152,801	121,767
Other (Income) Expense, Net	(16,271)	(52,870)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	101,303	216,865
Provision (Benefit) for Income Taxes	9,912	23,934
Net Income (Loss)	91,391	192,931
Less: Net Income (Loss) Attributable to Noncontrolling Interests	348	767
Net Income (Loss) Attributable to Iron Mountain Incorporated	$91,043	$192,164
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.31	$0.66
Diluted	$0.31	$0.66
Weighted Average Common Shares Outstanding—Basic	292,148	290,937
Weighted Average Common Shares Outstanding—Diluted	294,269	292,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Revenues:
Storage rental	$2,499,501	$2,264,566
Service	1,560,959	1,559,959
Total Revenues	4,060,460	3,824,525
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,756,471	1,649,139
Selling, general and administrative	921,355	861,416
Depreciation and amortization	576,218	536,946
Acquisition and Integration Costs	13,015	38,093
Restructuring and other transformation	121,362	3,382
(Gain) loss on disposal/write-down of property, plant and equipment, net	(18,982)	(66,124)
Total Operating Expenses	3,369,439	3,022,852
Operating Income (Loss)	691,021	801,673
Interest Expense, Net (includes Interest Income of $9,256 and $5,995 for the nine months ended September 30, 2023 and 2022, respectively)	434,148	351,266
Other Expense (Income), Net	67,879	(38,186)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	188,994	488,593
Provision (Benefit) for Income Taxes	30,925	52,097
Net Income (Loss)	158,069	436,496
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,317	1,952
Net Income (Loss) Attributable to Iron Mountain Incorporated	$155,752	$434,544
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.53	$1.49
Diluted	$0.53	$1.49
Weighted Average Common Shares Outstanding—Basic	291,805	290,673
Weighted Average Common Shares Outstanding—Diluted	293,615	292,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Net Income (Loss)	$91,391	$192,931
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(80,168)	(175,098)
Change in Fair Value of Derivative Instruments	6,184	32,233
Reclassifications from Accumulated Other Comprehensive Items, net	(2,527)	—
Total Other Comprehensive (Loss) Income:	(76,511)	(142,865)
Comprehensive Income (Loss)	14,880	50,066
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(404)	408
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$15,284	$49,658

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Net Income (Loss)	$158,069	$436,496
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(21,907)	(335,431)
Change in Fair Value of Derivative Instruments	10,638	83,210
Reclassifications from Accumulated Other Comprehensive Items, net	(5,054)	—
Total Other Comprehensive (Loss) Income:	(16,323)	(252,221)
Comprehensive Income (Loss)	141,746	184,275
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,994	865
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$139,752	$183,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2023	$416,343	291,824,958	$2,918	$4,488,492	$(3,692,948)	$(382,244)	$125	$104,059
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	20,293	102,449	1	20,292	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(400)	—	—	(400)	—	—	—	—
Parent cash dividends declared	(188,889)	—	—	—	(188,889)	—	—	—
Other comprehensive (loss) income	(75,759)	—	—	—	—	(75,759)	—	(752)
Net income (loss)	91,043	—	—	—	91,043	—	—	348
Noncontrolling interests dividends	—	—	—	—	—	—	—	(905)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	60,520
Balance, September 30, 2023	$262,631	291,927,407	$2,919	$4,508,384	$(3,790,794)	$(458,003)	$125	$163,270

NINE MONTHS ENDED SEPTEMBER 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	39,393	1,097,111	11	39,382	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	967	—	—	967	—	—	—	(1,367)
Parent cash dividends declared	(554,274)	—	—	—	(554,274)	—	—	—
Other comprehensive (loss) income	(16,000)	—	—	—	—	(16,000)	—	(323)
Net income (loss)	155,752	—	—	—	155,752	—	—	2,317
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	9,900
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,937)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	60,520
Balance, September 30, 2023	$262,631	291,927,407	$2,919	$4,508,384	$(3,790,794)	$(458,003)	$125	$163,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2022	$651,775	290,679,958	$2,907	$4,432,009	$(3,340,992)	$(446,975)	$4,826	$93,957
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	13,979	7,984	—	13,979	—	—	—	—
Parent cash dividends declared	(181,385)	—	—	—	(181,385)	—	—	—
Other comprehensive (loss) income	(142,828)	—	—	—	—	(142,506)	(322)	(37)
Net income (loss)	192,298	—	—	—	192,164	—	134	633
Noncontrolling interests dividends	—	—	—	—	—	—	—	(732)
Balance, September 30, 2022	$533,839	290,687,942	$2,907	$4,445,988	$(3,330,213)	$(589,481)	$4,638	$93,821

NINE MONTHS ENDED SEPTEMBER 30, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	36,939	930,881	9	36,930	—	—	—	—
Changes in equity related to noncontrolling interests	2,626	—	—	(1,009)	—	—	3,635	1,009
Parent cash dividends declared	(543,605)	—	—	—	(543,605)	—	—	—
Other comprehensive (loss) income	(251,615)	—	—	—	—	(251,134)	(481)	(606)
Net income (loss)	434,912	—	—	—	434,544	—	368	1,584
Noncontrolling interests equity contributions and related costs	(2,486)	—	—	(2,486)	—	—	—	21,547
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,124)
Balance, September 30, 2022	$533,839	290,687,942	$2,907	$4,445,988	$(3,330,213)	$(589,481)	$4,638	$93,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$158,069	$436,496
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	387,327	350,626
Amortization (includes amortization of deferred financing costs and discounts of $13,580 and $13,536 for the nine months ended September 30, 2023 and 2022, respectively)	202,471	199,856
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	5,206	5,532
Stock-based compensation expense	53,195	45,923
(Benefit) provision for deferred income taxes	(7,727)	(22,991)
Loss on early extinguishment of debt	—	671
(Gain) loss on disposal/write-down of property, plant and equipment, net	(18,982)	(66,124)
Loss (gain) on divestments and deconsolidations	—	105,825
Loss (gain) associated with the Clutter transactions	38,000	(35,821)
Foreign currency transactions and other, net	55,768	(101,329)
(Increase) decrease in assets	(6,889)	(219,173)
(Decrease) increase in liabilities	(200,064)	(139,136)
Cash Flows from Operating Activities	666,374	560,355
Cash Flows from Investing Activities:
Capital expenditures	(962,294)	(596,801)
Cash paid for acquisitions, net of cash acquired	(33,932)	(724,213)
Acquisition of customer relationships	—	(1,901)
Customer inducements	(5,799)	(4,288)
Contract fulfillment costs	(61,960)	(49,874)
Investments in joint ventures and other investments	(15,830)	(46,100)
Proceeds from sales of property and equipment and other, net	44,732	119,417
Cash Flows from Investing Activities	(1,035,083)	(1,303,760)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(13,654,869)	(8,038,964)
Proceeds from revolving credit facility, term loan facilities and other debt	13,630,522	9,240,478
Net proceeds from sale of senior note	990,000	—
Debt financing and equity contribution from noncontrolling interests	9,900	21,547
Debt repayment and equity distribution to noncontrolling interests	(2,937)	(2,124)
Parent cash dividends	(547,667)	(544,069)
Net (payments) proceeds associated with employee stock-based awards	(13,802)	(8,984)
Other, net	(7,275)	(9,437)
Cash Flows from Financing Activities	403,872	658,447
Effect of Exchange Rates on Cash and Cash Equivalents	(6,458)	(15,647)
Increase (decrease) in Cash and Cash Equivalents	28,705	(100,605)
Cash and Cash Equivalents, Beginning of Period	141,797	255,828
Cash and Cash Equivalents, End of Period	$170,502	$155,223
Supplemental Information:
Cash Paid for Interest	$470,273	$410,851
Cash Paid for Income Taxes, Net	$74,948	$77,765
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$104,613	$18,774
Accrued Capital Expenditures	$176,596	$137,802
Deferred Purchase Obligations and Other Deferred Payments	$4,786	$279,734
Dividends Payable	$200,879	$190,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	8

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the nine months ended September 30, 2023 is as follows:

Balance as of December 31, 2022	$54,143
Credit memos charged to revenue	69,587
Allowance for bad debts charged to expense	27,934
Deductions and other(1)	(80,512)
Balance as of September 30, 2023	$71,152
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2023 and December 31, 2022 are as follows:

DESCRIPTION	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Assets:
Operating lease right-of-use assets	$2,620,582	$2,583,704
Financing lease right-of-use assets, net of accumulated depreciation(1)	300,424	251,690
Liabilities:
Current
Operating lease liabilities	$276,191	$288,738
Financing lease liabilities(1)	55,744	43,857
Long-term
Operating lease liabilities	$2,479,223	$2,429,167
Financing lease liabilities(1)	316,043	289,048
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and nine months ended September 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2023	2022	2023	2022
Operating lease cost(1)	$172,040	$145,293	$489,153	$428,686
Financing lease cost:
Depreciation of financing lease right-of-use assets	$11,004	$10,186	$31,214	$32,218
Interest expense for financing lease liabilities	4,843	4,126	13,600	13,163
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $34,866 and $100,864 for the three and nine months ended September 30, 2023, respectively, and $30,730 and $89,647 for the three and nine months ended September 30, 2022, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2023 and 2022 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2023	2022
Operating cash flows used in operating leases	$334,806	$302,442
Operating cash flows used in financing leases (interest)	13,600	13,163
Financing cash flows used in financing leases	35,124	29,254
NON-CASH ITEMS:
Operating lease modifications and reassessments	$65,874	$145,133
New operating leases (including acquisitions and sale-leaseback transactions)	234,194	485,673
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
The changes in the carrying value of goodwill attributable to each reportable segment for the nine months ended September 30, 2023 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2022	$3,852,946	$418,502	$611,286	$4,882,734
Tax deductible goodwill acquired during the period	—	—	11,045	11,045
Non-tax deductible goodwill acquired during the period	33,873	31,228	383	65,484
Fair value and other adjustments	(80)	—	2,333	2,253
Currency translation adjustments	(21,532)	(1,799)	(110)	(23,441)
Goodwill balance, net of accumulated amortization as of September 30, 2023	$3,865,207	$447,931	$624,937	$4,938,075
Accumulated goodwill impairment balance as of September 30, 2023	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2023 and December 31, 2022 are as follows:

		FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT SEPTEMBER 30, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$10,197	$—	$10,197	$—
Time Deposits	45,910	—	45,910	—
Trading Securities	9,917	8,418	1,499	—
Derivative Assets	39,478	—	39,478	—
Derivative Liabilities	38	—	38	—
Deferred Purchase Obligations(1)	206,755	—	—	206,755

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$11,311	$—	$11,311	$—
Time Deposits	1,102	—	1,102	—
Trading Securities	9,462	9,426	36	—
Derivative Assets	51,396	—	51,396	—
Derivative Liabilities	489	—	489	—
Deferred Purchase Obligations(1)	193,033	—	—	193,033
(1)Primarily relates to the fair value of the Deferred Purchase Obligation (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) associated with the ITRenew Transaction (as defined in Note 3), which was determined utilizing a Monte-Carlo model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the Deferred Purchase Obligation. The change in value of the Deferred Purchase Obligation during the three and nine months ended September 30, 2023 was driven by the accretion of the obligation to present value.
There were no material items that were measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022 other than (i) those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) the redemption value of recently acquired noncontrolling interests and previously held equity interests (both as disclosed in Note 3) and (iii) assets acquired and liabilities assumed through our acquisitions that occurred during the nine months ended September 30, 2023, all of which are based on Level 3 inputs.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and nine months ended September 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2023			THREE MONTHS ENDED SEPTEMBER 30, 2022
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(396,677)	$14,433	$(382,244)	$(500,629)	$53,654	$(446,975)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(79,416)	—	(79,416)	(174,739)	—	(174,739)
Change in fair value of derivative instruments	—	6,184	6,184	—	32,233	32,233
Reclassifications from accumulated other comprehensive items, net	—	(2,527)	(2,527)	—	—	—
Total other comprehensive (loss) income	(79,416)	3,657	(75,759)	(174,739)	32,233	(142,506)
End of Period	$(476,093)	$18,090	$(458,003)	$(675,368)	$85,887	$(589,481)

	NINE MONTHS ENDED SEPTEMBER 30, 2023			NINE MONTHS ENDED SEPTEMBER 30, 2022
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(454,509)	$12,506	$(442,003)	$(341,024)	$2,677	$(338,347)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(21,584)	—	(21,584)	(334,344)	—	(334,344)
Change in fair value of derivative instruments	—	10,638	10,638	—	83,210	83,210
Reclassifications from accumulated other comprehensive items, net	—	(5,054)	(5,054)	—	—	—
Total other comprehensive (loss) income	(21,584)	5,584	(16,000)	(334,344)	83,210	(251,134)
End of Period	$(476,093)	$18,090	$(458,003)	$(675,368)	$85,887	$(589,481)
G. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, "Contract Fulfillment Costs"). Contract Fulfillment Costs as of September 30, 2023 and December 31, 2022 are as follows:

	SEPTEMBER 30, 2023			DECEMBER 31, 2022
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$77,937	$(47,081)	$30,856	$68,345	$(42,132)	$26,213
Commissions asset	154,425	(66,777)	87,648	133,145	(58,949)	74,196

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Deferred revenue - Current	Deferred revenue	$325,493	$328,910
Deferred revenue - Long-term	Other Long-term Liabilities	22,537	32,960
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification ("ASC") 842, Leases. Storage rental revenue associated with our Global Data Center Business for the three and nine months ended September 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Storage rental revenue	$123,655	$96,328	$342,080	$273,547
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and nine months ended September 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Stock-based compensation expense	$18,313	$14,326	$53,195	$45,923
As of September 30, 2023, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $70,074.
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
Acquisition and Integration Costs for the three and nine months ended September 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Acquisition and Integration Costs	$9,909	$5,554	$13,015	$38,093

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	14

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
(Gain) loss on disposal/write-down of property, plant and equipment, net for the three and nine months ended September 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022(2)	2023(1)	2022(2)
(Gain) loss on disposal/write-down of property, plant and equipment, net(3)	$(4,416)	$(14,170)	$(18,982)	$(66,124)
(1)    The gains for the nine months ended September 30, 2023 primarily consist of a gain of approximately $18,500 associated with a sale-leaseback transaction of a facility in Singapore during the first quarter of 2023.
(2)    The gains for the nine months ended September 30, 2022 primarily consist of gains of approximately $66,000 associated with sale and sale-leaseback transactions, of which (i) approximately $17,000 relates to sale-leaseback transactions of two facilities in the United States and one in Canada during the third quarter of 2022 and (ii) approximately $49,000 relates to sale and sale-leaseback transactions of 11 facilities and parcels of land in the United States during the second quarter of 2022.
(3)    The gains recognized during both 2023 and 2022 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.j. to Notes to Consolidated Financial Statements included in our Annual Report.
K. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 30, 2023 and 2022 consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2023	2022	2023	2022
Foreign currency transaction (gains) losses, net(1)(2)	$(29,310)	$(58,519)	$177	$(126,759)
Debt extinguishment expense	—	—	—	671
Other, net(3)(4)	13,039	5,649	67,702	87,902
Other (Income) Expense, Net	$(16,271)	$(52,870)	$67,879	$(38,186)
(1)The gains for the three months ended September 30, 2023 primarily consist of the impact of changes in the exchange rate of the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)The gains for the three and nine months ended September 30, 2022 primarily consist of the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(3)Other, net for the nine months ended September 30, 2023 consists primarily of a loss of approximately $38,000 associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV (as defined and discussed in Note 4), as well as losses on our equity method investments and the change in value of the Deferred Purchase Obligation.
(4)Other, net for the nine months ended September 30, 2022 consists primarily of (i) a loss of approximately $105,800 associated with the OSG Deconsolidation (as defined in Note 4 to Notes to Consolidated Financial Statements included in our Annual Report), partially offset by (ii) a gain of approximately $35,800 associated with the Clutter Transaction (as defined in Note 4).

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023(1)	2022(2)	2023(2)	2022(2)
Effective Tax Rate	9.8%	11.0%	16.4%	10.7%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2023 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, there were gains and losses recorded in Other (income) expense, net during the period, for which there was no tax impact.
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
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Net Income (Loss)	$91,391	$192,931	$158,069	$436,496
Less: Net Income (Loss) Attributable to Noncontrolling Interests	348	767	2,317	1,952
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$91,043	$192,164	$155,752	$434,544
Weighted-average shares—basic	292,148,000	290,937,000	291,805,000	290,673,000
Effect of dilutive potential stock options	1,592,000	1,133,952	1,376,000	1,126,280
Effect of dilutive potential RSUs and PUs	529,000	480,919	434,000	494,956
Weighted-average shares—diluted	294,269,000	292,551,871	293,615,000	292,294,236
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.31	$0.66	$0.53	$1.49
Diluted	$0.31	$0.66	$0.53	$1.49
Antidilutive stock options, RSUs and PUs excluded from the calculation	16,820	220,421	106,561	403,362
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

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
WEB WERKS
On July 7, 2023, we made our final contractual investment in the Web Werks JV (as defined in Note 4) of approximately 3,750,000 Indian rupees (or approximately $45,300, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of this investment) (the "Web Werks Transaction"). As a result of the Web Werks Transaction, our interest in the Web Werks JV increased to 63.39%, we assumed control of its board of directors and the financial results of the Web Werks JV are now consolidated within our Global Data Center Business segment. We recognized noncontrolling interests of approximately $78,600 based upon the fair value attributable to these interests at the time of the Web Werks Transaction, of which approximately $18,100 of the noncontrolling interests were determined to be a current liability and included as a component of Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet.
CLUTTER
On June 29, 2023, in order to further expand our on-demand consumer storage business, we acquired 100% of the outstanding shares of Clutter Intermediate, Inc. and control of all assets of the Clutter JV (collectively, "Clutter") for total consideration of $60,600 (the “Clutter Acquisition”). The financial results of the Clutter JV are now consolidated within our Global RIM Business segment. In October 2023, we sold 15% of the equity interests in Clutter to certain former stakeholders of the Clutter JV for total consideration of $7,500.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS (CONTINUED)
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our acquisitions closed during the nine months ended September 30, 2023 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2023
Cash Paid (gross of cash acquired)(1)	$88,518
Deferred Purchase Obligation, Purchase Price Holdbacks and Other	4,790
Fair Value of Previously Held Equity Interest(2)	99,718
Fair Value of Noncontrolling Interest(2)	78,598
Settlement of Pre-Existing Relationships	21,641
Total Consideration	293,265
Fair Value of Identifiable Assets Acquired:
Cash and Cash Equivalents	58,393
Accounts Receivable, Prepaid Expenses and Other Assets	27,561
Property, Plant and Equipment	118,438
Customer and Supplier Relationship Intangible Assets(3)	29,029
Data Center Lease-Based Intangible Assets(4)	18,161
Data Center Tenant Relationships(5)	22,701
Other Intangible Assets	2,180
Operating Lease Right-of-Use Assets	27,272
Fair Value of Identifiable Liabilities Assumed	(86,999)
Goodwill Initially Recorded(6)	$76,529
(1)Cash paid for acquisitions, net in our Condensed Consolidated Statement of Cash Flows includes (i) cash acquired of $58,393 relating to acquisitions completed during the nine months ended September 30, 2023 and (ii) contingent and other payments of $3,807 for the nine months ended September 30, 2023 relating to acquisitions completed prior to January 1, 2023.
(2)The fair values of the previously held equity interest and the noncontrolling interest were determined to be the respective interest’s proportionate share of the fair value of net assets acquired, as of the acquisition date.
(3)The preliminary weighted average life of the customer and supplier relationship intangible assets acquired is approximately 5 years.
(4)The preliminary weighted average life of the data center lease-based intangible assets is approximately 4 years.
(5)The preliminary weighted average life of the data center tenant relationships is approximately 4 years.
(6)Goodwill is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.
The preliminary purchase price allocations that are not finalized as of September 30, 2023 relate to the final assessment of the fair values of property, plant and equipment and intangible assets associated with the acquisitions we closed during the nine months ended September 30, 2023. Any adjustments to our estimates of purchase price allocations will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the applicable acquisition date. Adjustments recorded during the nine months ended September 30, 2023 were not material to our results from operations.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	18

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

	THREE MONTHS ENDED SEPTEMBER 30, 2022	NINE MONTHS ENDED SEPTEMBER 30, 2022
Total Revenues	$1,286,945	$3,842,499
Income from Continuing Operations	$192,931	$436,627
In addition to our acquisition of ITRenew, we completed certain other acquisitions in 2023 and 2022. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.
4. INVESTMENTS
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV, and Clutter, Inc.’s shareholders contributed their ownership interests in Clutter, Inc., to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35,800, which was recorded to Other, net, a component of Other (income) expense, net, during the first quarter of 2022.
On June 29, 2023, we completed the Clutter Acquisition. In connection with the Clutter Acquisition, our previously held approximately 27% interest in the Clutter JV was remeasured to fair value at the closing date of the Clutter Acquisition. As a result, we recognized a loss of approximately $38,000 to Other, net, a component of Other (income) expense, net, during the second quarter of 2023.
WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited, a colocation data center provider in India. Through December 31, 2022, we made two investments totaling approximately 7,500,000 Indian rupees (or approximately $96,200, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. In July 2023, we made our final contractual investment in the Web Werks JV. See Note 3.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. INVESTMENTS (CONTINUED)
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at September 30, 2023 and December 31, 2022 are as follows:

	SEPTEMBER 30, 2023		DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$—	—%	$98,278	53.58%
Joint venture with AGC Equity Partners (the "Frankfurt JV")	58,154	20.00%	37,194	20.00%
Clutter JV	—	—%	54,172	26.73%
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month Secured Overnight Financing Rate (“SOFR”), in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
In April 2023, in anticipation of the discontinuance of the London Interbank Offered Rate ("LIBOR") reference rate on June 30, 2023, we terminated interest rate swap agreements with notional amounts totaling $350,000 that were indexed to the one-month LIBOR benchmark rate. The terminated swap agreements had associated unrealized gains at the termination date of approximately $10,100. These gains are included in Accumulated other comprehensive items, net and will be reclassified into earnings as reductions to interest expense from the termination date through March 2024, the original maturity date of these interest rate swap agreements.
As of September 30, 2023 and December 31, 2022, we have approximately $438,000 and $354,800, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through February 2026.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of September 30, 2023 and December 31, 2022, we have approximately $509,200 and $469,200, respectively, in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The fair value of derivative instruments recognized in our Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, by derivative instrument, are as follows:

	SEPTEMBER 30, 2023		DECEMBER 31, 2022
DERIVATIVE INSTRUMENTS(1)	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$11,519	$38	$12,995	$489
Net Investment Hedges(3)
Cross-currency swap agreements	27,959	—	38,401	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2023, $3,938 is included within Prepaid expenses and other, $35,540 is included within Other assets and $38 is included with other long-term liabilities. As of December 31, 2022, $2,606 is included within Prepaid expenses and other, $48,790 is included within Other assets and $489 is included within Other long-term liabilities.
(2)As of September 30, 2023, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $18,090, which include $5,054 related to our terminated interest rate swap agreements.
(3)As of September 30, 2023, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $53,980, which include $26,021 related to the excluded component of our cross-currency swap agreements.
Unrealized gains (losses) recognized in Accumulated other comprehensive income during the three and nine months ended September 30, 2023 and 2022, by derivative instrument, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS	2023	2022	2023	2022
Cash Flow Hedges
Interest rate swap agreements	$6,184	$5,157	$10,638	$20,559
Net Investment Hedges
Cross-currency swap agreements	5,822	27,076	(15,685)	62,651
Cross-currency swap agreements (excluded component)	5,270	—	16,921	—
Gains (losses) recognized in Net income during the three and nine months ended September 30, 2023 and 2022, by derivative instrument, are as follows:

		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS	Location of gain (loss)	2023	2022	2023	2022
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$2,527	$—	$5,054	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(5,270)	—	(16,921)	—

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	SEPTEMBER 30, 2023				DECEMBER 31, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$1,049,500	$(4,976)	$1,044,524	$1,049,500	$1,072,200	$(6,790)	$1,065,410	$1,072,200
Term Loan A(1)	231,250	—	231,250	231,250	240,625	—	240,625	240,625
Term Loan B(1)(3)	660,992	(2,810)	658,182	661,500	666,073	(3,747)	662,326	666,750
Virginia 3 Term Loans	26,134	(3,915)	22,219	26,134	—	—	—	—
Australian Dollar Term Loan	187,853	(491)	187,362	189,349	202,641	(633)	202,008	204,623
UK Bilateral Revolving Credit Facility	170,858	—	170,858	170,858	169,361	—	169,361	169,361
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	488,166	(1,920)	486,246	458,959	483,888	(2,589)	481,299	445,206
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(2)	1,000,000	(5,688)	994,312	913,750	1,000,000	(6,754)	993,246	917,500
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(2)	825,000	(5,314)	819,686	755,906	825,000	(6,200)	818,800	754,875
5% Senior Notes due 2028 (the "5% Notes due 2028")(2)	500,000	(3,497)	496,503	451,250	500,000	(4,039)	495,961	450,000
7% Senior Notes due 2029 (the "7% Notes due 2029")(2)	1,000,000	(11,253)	988,747	972,500	—	—	—	—
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(2)	1,000,000	(8,679)	991,321	872,500	1,000,000	(9,764)	990,236	865,000
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")(2)	1,300,000	(10,279)	1,289,721	1,124,500	1,300,000	(11,407)	1,288,593	1,111,500
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(2)	1,100,000	(9,228)	1,090,772	902,000	1,100,000	(10,161)	1,089,839	891,000
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(11,532)	738,468	615,000	750,000	(12,511)	737,489	622,500
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(2)	600,000	(5,130)	594,870	513,000	600,000	(5,566)	594,434	520,500
Real Estate Mortgages, Financing Lease Liabilities and Other	502,787	(443)	502,344	502,787	425,777	(578)	425,199	425,777
Accounts Receivable Securitization Program	349,200	(372)	348,828	349,200	314,700	(531)	314,169	314,700
Total Long-term Debt	11,741,740	(85,527)	11,656,213		10,650,265	(81,270)	10,568,995
Less Current Portion	(107,984)	—	(107,984)		(87,546)	—	(87,546)
Long-term Debt, Net of Current Portion	$11,633,756	$(85,527)	$11,548,229		$10,562,719	$(81,270)	$10,481,449
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan A”) and a term loan B (the "Term Loan B"). The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027. The Term Loan B is scheduled to mature on January 2, 2026. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2023 was $1,196,037 (which amount represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 7.2% and 6.2% as of September 30, 2023 and December 31, 2022, respectively.
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
(3)Due to the discontinuance of the LIBOR reference rate on June 30, 2023, we transitioned the Term Loan B from an interest rate of LIBOR plus 1.75% to a synthetic LIBOR rate plus 1.75%, effective July 1, 2023. All other terms remain the same as what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2023.)

VIRGINIA 3 CREDIT AGREEMENT
On August 31, 2023, Iron Mountain Data Centers Virginia 3, LLC, a wholly owned subsidiary of IMI, entered into a credit agreement (the "Virginia 3 Credit Agreement") in order to partially fund the construction of a data center facility in Virginia. The Virginia 3 Credit Agreement consists of a term loan and a letter of credit facility. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $275,000 (the "Virginia 3 Term Loans"). The Virginia 3 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.75%. The Virginia 3 Term Loans bear interest at SOFR plus 2.50%. The Virginia 3 Credit Agreement is scheduled to mature on August 31, 2026, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond August 31, 2026, subject to the conditions specified in the Virginia 3 Credit Agreement. As of September 30, 2023, we have $26,134 in outstanding borrowings in Virginia 3 Term Loans.
MAXIMUM AMOUNT $275,000 OUTSTANDING BORROWING $26,134 INTEREST RATE 7.8% As of September 30, 2023

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

UK BILATERAL REVOLVING CREDIT FACILITY	MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 INTEREST RATE 7.2% As of September 30, 2023
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140,000 British pounds sterling, which was fully drawn as of September 30, 2023. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility.

On September 19, 2023, the UK Borrowers amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2024 to September 24, 2025. All other material terms of the UK Bilateral Revolving Credit Facility remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	23

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
MAXIMUM AMOUNT $360,000 OUTSTANDING BORROWING $349,200 INTEREST RATE 6.4% As of September 30, 2023

LETTERS OF CREDIT
As of September 30, 2023, we had outstanding letters of credit totaling $38,434, of which $4,463 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2023 and July 2025.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	24

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2022 and the nine months ended September 30, 2023, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2022	$0.6185	March 15, 2022	$179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
August 4, 2022	0.6185	September 15, 2022	179,790	October 4, 2022
November 3, 2022	0.6185	December 15, 2022	179,866	January 5, 2023
February 23, 2023	0.6185	March 15, 2023	180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
August 3, 2023	0.6500	September 15, 2023	189,730	October 5, 2023
On November 2, 2023, we declared a dividend to our stockholders of record as of December 15, 2023 of $0.65 per share, payable on January 4, 2024.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION
Our reportable segments as of December 31, 2022 are described in Note 11 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global RIM Business
•Global Data Center Business
•Corporate and Other
The operations associated with acquisitions completed during the first nine months of 2023 have been incorporated into our existing reportable segments.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Global RIM Business
Total Revenues	$1,182,652	$1,091,102	$3,469,045	$3,210,469
Adjusted EBITDA	516,548	483,862	1,493,394	1,402,025
Global Data Center Business
Total Revenues	$127,535	$100,309	$357,873	$297,384
Adjusted EBITDA	53,216	42,660	157,660	126,944
Corporate and Other
Total Revenues	$77,988	$95,534	$233,542	$316,672
Adjusted EBITDA	(69,802)	(57,088)	(214,626)	(173,835)
Total Consolidated
Total Revenues	$1,388,175	$1,286,945	$4,060,460	$3,824,525
Adjusted EBITDA	499,962	469,434	1,436,428	1,355,134

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	26

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
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three and nine months ended September 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Net Income (Loss)	$91,391	$192,931	$158,069	$436,496
Add/(Deduct):
Interest expense, net	152,801	121,767	434,148	351,266
Provision (benefit) for income taxes	9,912	23,934	30,925	52,097
Depreciation and amortization	198,757	175,077	576,218	536,946
Acquisition and Integration Costs	9,909	5,554	13,015	38,093
Restructuring and other transformation	38,861	3,382	121,362	3,382
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(4,416)	(14,170)	(18,982)	(66,124)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(17,626)	(56,226)	58,559	(48,814)
Stock-based compensation expense	18,313	14,326	53,195	45,923
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,060	2,859	9,919	5,869
Adjusted EBITDA	$499,962	$469,434	$1,436,428	$1,355,134

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	27

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Global RIM Business
Records Management(1)	$926,424	$829,357	$2,693,046	$2,450,903
Data Management(1)	128,191	127,226	388,036	385,276
Information Destruction(1)(2)	128,037	134,519	387,963	374,290
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	127,535	100,309	357,873	297,384
Corporate and Other
Records Management(1)	$36,092	$35,787	$107,849	$103,826
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	41,896	59,747	125,693	212,846
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$962,516	$865,144	$2,800,895	$2,554,729
Data Management(1)	128,191	127,226	388,036	385,276
Information Destruction(1)(2)(3)	169,933	194,266	513,656	587,136
Data Center(1)	127,535	100,309	357,873	297,384
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service revenue, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
(3)Includes product revenue from ITRenew.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	28

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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and nine months ended September 30, 2023 and 2022 is as follows (approximately):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Frankfurt JV Agreements(1)	$—	$700	$1,700	$13,500
MakeSpace Agreement and Clutter Agreement(2)	—	6,900	13,000	21,300
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
(2)Revenue associated with the MakeSpace Agreement and the Clutter Agreement is presented as a component of our Global RIM Business segment.
11. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn, a global program designed to accelerate the growth of our business. Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150,000 in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. Total costs related to Project Matterhorn during the three and nine months ended September 30, 2023 were $38,861 and $121,362, respectively, and are included in Restructuring and other transformation in our Condensed Consolidated Statement of Operations. Restructuring and other transformation costs related to Project Matterhorn were not material for the three and nine months ended September 30, 2022.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023, and from the inception of Project Matterhorn through September 30, 2023, is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2023	NINE MONTHS ENDED SEPTEMBER 30, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH SEPTEMBER 30, 2023
Restructuring	$11,744	$39,828	$53,120
Other transformation	27,117	81,534	110,175
Restructuring and other transformation	$38,861	$121,362	$163,295

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	29

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment for the three and nine months ended September 30, 2023, and from the inception of Project Matterhorn through September 30, 2023, is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2023	NINE MONTHS ENDED SEPTEMBER 30, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH SEPTEMBER 30, 2023
Global RIM Business	$9,787	$34,312	$47,395
Global Data Center Business	4	82	82
Corporate and Other	1,953	5,434	5,643
Total restructuring costs	$11,744	$39,828	$53,120
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment for the three and nine months ended September 30, 2023, and from the inception of Project Matterhorn through September 30, 2023, is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2023	NINE MONTHS ENDED SEPTEMBER 30, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH SEPTEMBER 30, 2023
Global RIM Business	$10,572	$19,015	$22,916
Global Data Center Business	580	1,948	2,006
Corporate and Other	15,965	60,571	85,253
Total other transformation costs	$27,117	$81,534	$110,175
Accrued restructuring costs and accrued other transformation costs included in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2023 were approximately $6,900 and $11,200, respectively.
12. SUBSEQUENT EVENT
On October 30, 2023, in order to expand our asset lifecycle management operations, we entered into a definitive agreement, subject to customary closing conditions, to acquire RSR Partners, LLC (doing business as Regency Technologies), an information technology asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200,000, with approximately $125,000 to be paid at closing and the remaining amount to be paid in 2025. The agreement also includes potential performance-based contingent consideration, which would be payable in 2027, if earned.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	30

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2023, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 23, 2023 (our "Annual Report").
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
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	31

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2023 within each section. Trends and changes that are consistent for both the three and nine month periods are not repeated and are discussed on a year to date basis only.
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments will focus on transforming our operating model to a global operating model. Project Matterhorn will focus on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We will be investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. Restructuring and other transformation costs related to Project Matterhorn were not material for the three and nine months ended September 30, 2022. The following chart presents (in thousands) total Restructuring and other transformation costs related to Project Matterhorn from the inception of Project Matterhorn through September 30, 2023 and for the three and nine months ended September 30, 2023:

From the Inception of Project Matterhorn through September 30, 2023

For the Three Months Ended September 30, 2023

For the Nine Months Ended September 30, 2023
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Restructuring and other transformation costs.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	32

Part I. Financial Information

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•We have experienced steady volume in our Global RIM Business segment, with organic storage rental revenue growth driven primarily by revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume to be relatively stable in the near term.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth for the remainder of 2023 and into 2024 to benefit from our new and existing digital offerings, as well as our traditional services.
•We expect continued total revenue and Adjusted EBITDA growth for the remainder of 2023 and into 2024 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the nine months ended September 30, 2023 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

12%
Product Cost of Sales and Other
38%
Labor
7%
Transportation
43%
Facilities

29%
Sales, Marketing and Account Management
71%
General, Administrative and Other

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	33

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Net Income (Loss)	$91,391	$192,931	$158,069	$436,496
Add/(Deduct):
Interest expense, net	152,801	121,767	434,148	351,266
Provision (benefit) for income taxes	9,912	23,934	30,925	52,097
Depreciation and amortization	198,757	175,077	576,218	536,946
Acquisition and Integration Costs(1)	9,909	5,554	13,015	38,093
Restructuring and other transformation	38,861	3,382	121,362	3,382
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(4,416)	(14,170)	(18,982)	(66,124)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(17,626)	(56,226)	58,559	(48,814)
Stock-based compensation expense	18,313	14,326	53,195	45,923
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,060	2,859	9,919	5,869
Adjusted EBITDA	$499,962	$469,434	$1,436,428	$1,355,134
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

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	34

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.31	$0.66	$0.53	$1.49
Add/(Deduct):
Acquisition and Integration Costs	0.03	0.02	0.04	0.13
Restructuring and other transformation	0.13	0.01	0.41	0.01
Amortization related to the write-off of certain customer relationship intangible assets	—	—	—	0.02
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.02)	(0.05)	(0.06)	(0.22)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.06)	(0.19)	0.20	(0.17)
Stock-based compensation expense	0.06	0.05	0.18	0.16
Non-cash amortization related to derivative instruments	0.02	—	0.06	—
Tax impact of reconciling items and discrete tax items(1)	(0.03)	(0.01)	(0.09)	(0.09)
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.45	$0.48	$1.28	$1.34
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2023 and 2022 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2023 and 2022 was 13.3% and 16.5%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	35

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
We modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other (income) expense, net	•Stock-based compensation expense •Non-cash amortization related to derivative instruments •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Net Income (Loss)	$91,391	$192,931	$158,069	$436,496
Add/(Deduct):
Real estate depreciation	80,430	74,652	238,117	228,993
Loss (gain) on sale of real estate, net of tax	750	(15,666)	(16,849)	(64,430)
Data center lease-based intangible assets amortization	7,482	3,687	18,518	11,850
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	679	—	1,373	—
FFO (Nareit)	180,732	255,604	399,228	612,909
Add/(Deduct):
Acquisition and Integration Costs	9,909	5,554	13,015	38,093
Restructuring and other transformation	38,861	3,382	121,362	3,382
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(5,116)	2,616	(1,983)	(573)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(17,626)	(56,226)	58,559	(48,814)
Stock-based compensation expense	18,313	14,326	53,195	45,923
Non-cash amortization related to derivative instruments	5,270	—	16,921	—
Real estate financing lease depreciation	3,001	3,020	8,997	10,227
Tax impact of reconciling items and discrete tax items(2)	(10,220)	(5,184)	(26,825)	(26,090)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(44)	223	(319)	577
FFO (Normalized)	$223,080	$223,315	$642,150	$635,634
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(7.2) million and $(12.7) million for the three and nine months ended September 30, 2023, respectively, and $(1.2) million and $(11.4) million for the three and nine months ended September 30, 2022, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	36

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Revenues	$1,388,175	$1,286,945	$101,230	7.9%
Operating Expenses	1,150,342	1,001,183	149,159	14.9%
Operating Income	237,833	285,762	(47,929)	(16.8)%
Other Expenses, Net	146,442	92,831	53,611	57.8%
Net Income (Loss)	91,391	192,931	(101,540)	(52.6)%
Net Income (Loss) Attributable to Noncontrolling Interests	348	767	(419)	(54.6)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$91,043	$192,164	$(101,121)	(52.6)%
Adjusted EBITDA(1)	$499,962	$469,434	$30,528	6.5%
Adjusted EBITDA Margin(1)	36.0%	36.5%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Revenues	$4,060,460	$3,824,525	$235,935	6.2%
Operating Expenses	3,369,439	3,022,852	346,587	11.5%
Operating Income	691,021	801,673	(110,652)	(13.8)%
Other Expenses, Net	532,952	365,177	167,775	45.9%
Net Income (Loss)	158,069	436,496	(278,427)	(63.8)%
Net Income (Loss) Attributable to Noncontrolling Interests	2,317	1,952	365	18.7%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$155,752	$434,544	$(278,792)	(64.2)%
Adjusted EBITDA(1)	$1,436,428	$1,355,134	$81,294	6.0%
Adjusted EBITDA Margin(1)	35.4%	35.4%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	37

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$858,656	$760,370	$98,286	12.9%	11.6%	9.7%	1.9%
Service	529,519	526,575	2,944	0.6%	(0.1)%	(0.6)%	0.5%
Total Revenues	$1,388,175	$1,286,945	$101,230	7.9%	6.8%	5.5%	1.3%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$2,499,501	$2,264,566	$234,935	10.4%	10.9%	10.5%	0.4%
Service	1,560,959	1,559,959	1,000	0.1%	0.7%	0.1%	0.6%
Total Revenues	$4,060,460	$3,824,525	$235,935	6.2%	6.8%	6.3%	0.5%
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
TOTAL REVENUES
For the nine months ended September 30, 2023, the increase in reported revenue was primarily driven by organic storage rental revenue growth. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate for the nine months ended September 30, 2023 by 0.6% compared to the prior year period.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 include the following:

STORAGE RENTAL REVENUE
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management; and
•a decrease of $10.8 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUE
•organic service revenue growth driven by increased service activity levels in our Global RIM Business, partially offset by service revenue declines in our asset lifecycle management business as a result of component price declines, partially offset by increased volume; and
•a decrease of $10.0 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	38

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
Labor	$224,623	$199,738	$24,885	12.5%	11.1%	16.2%	15.5%	0.7%
Facilities	259,633	225,233	34,400	15.3%	13.5%	18.7%	17.5%	1.2%
Transportation	39,146	40,835	(1,689)	(4.1)%	(4.5)%	2.8%	3.2%	(0.4)%
Product Cost of Sales and Others	68,799	80,235	(11,436)	(14.3)%	(14.4)%	5.0%	6.2%	(1.2)%
Total Cost of sales	$592,201	$546,041	$46,160	8.5%	7.3%	42.7%	42.4%	0.3%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
Labor	$668,552	$604,698	$63,854	10.6%	11.2%	16.5%	15.8%	0.7%
Facilities	755,858	657,347	98,511	15.0%	15.6%	18.6%	17.2%	1.4%
Transportation	120,268	118,494	1,774	1.5%	2.5%	3.0%	3.1%	(0.1)%
Product Cost of Sales and Others	211,793	268,600	(56,807)	(21.1)%	(20.6)%	5.2%	7.0%	(1.8)%
Total Cost of sales	$1,756,471	$1,649,139	$107,332	6.5%	7.1%	43.3%	43.1%	0.2%
Primary factors influencing the change in reported Cost of sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM business;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact of our sale-leaseback activity during 2022 and the first nine months of 2023, as well as increases in utilities costs;
•a decrease in product cost of sales in our asset lifecycle management business as a result of component price declines, partially offset by increased volume; and
•a decrease of $9.7 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	39

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
General, Administrative and Other	$225,058	$208,620	$16,438	7.9%	7.1%	16.2%	16.2%	—%
Sales, Marketing and Account Management	89,972	76,679	13,293	17.3%	15.7%	6.5%	6.0%	0.5%
Total Selling, general and administrative expenses	$315,030	$285,299	$29,731	10.4%	9.4%	22.7%	22.2%	0.5%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
General, Administrative and Other	$650,046	$635,827	$14,219	2.2%	2.8%	16.0%	16.6%	(0.6)%
Sales, Marketing and Account Management	271,309	225,589	45,720	20.3%	20.7%	6.7%	5.9%	0.8%
Total Selling, general and administrative expenses	$921,355	$861,416	$59,939	7.0%	7.5%	22.7%	22.5%	0.2%
Primary factors influencing the change in reported Selling, general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 include the following:
•an increase in general, administrative and other expenses, primarily driven by recent acquisitions;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased headcount; and
•a decrease of $4.1 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $36.7 million, or 10.5%, for the nine months ended September 30, 2023 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $2.6 million, or 1.4%, for the nine months ended September 30, 2023 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the nine months ended September 30, 2023 and 2022 were approximately $13.0 million and $38.1 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the nine months ended September 30, 2023 were $121.4 million and related to operating expenses associated with the implementation of Project Matterhorn. Restructuring and other transformation costs related to Project Matterhorn were not material for the nine months ended September 30, 2022.
(GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Gain on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2023 was approximately $19.0 million. The gains primarily consist of a gain of approximately $18.5 million associated with a sale-leaseback transaction of a facility in Singapore during the first quarter of 2023.
Gain on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2022 was approximately $66.1 million.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	40

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $82.8 million to $434.1 million in the nine months ended September 30, 2023 from $351.3 million in the prior year period. The increase is primarily due to higher average debt outstanding during the nine months ended September 30, 2023 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.5% and 4.9% at September 30, 2023 and 2022, respectively. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 30, 2023 and 2022 consists of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE
DESCRIPTION	2023	2022		2023	2022
Foreign currency transaction (gains) losses, net(1)	$(29,310)	$(58,519)	$29,209	$177	$(126,759)	$126,936
Debt extinguishment expense	—	—	—	—	671	(671)
Other, net(2)	13,039	5,649	7,390	67,702	87,902	(20,200)
Other (Income) Expense, Net	$(16,271)	$(52,870)	$36,599	$67,879	$(38,186)	$106,065
(1)The gains for the three months ended September 30, 2023 primarily consist of the impact of changes in the exchange rate of the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the nine months ended September 30, 2023 consists primarily of a loss of approximately $38.0 million associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV. See the Investments section of Liquidity and Capital Resources for additional information. We also recognized losses on our equity method investments and the change in value of the Deferred Purchase Obligation (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023(1)	2022	2023(1)	2022
Effective Tax Rate	9.8%	11.0%	16.4%	10.7%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2023 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, there were gains and losses recorded in Other (income) expense, net during the period, for which there was no tax impact.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	41

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Net Income (Loss)	$91,391	$192,931	$(101,540)	(52.6)%
Net Income (Loss) as a percentage of Revenue	6.6%	15.0%
Adjusted EBITDA	$499,962	$469,434	$30,528	6.5%
Adjusted EBITDA Margin	36.0%	36.5%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Net Income (Loss)	$158,069	$436,496	$(278,427)	(63.8)%
Net Income (Loss) as a percentage of Revenue	3.9%	11.4%
Adjusted EBITDA	$1,436,428	$1,355,134	$81,294	6.0%
Adjusted EBITDA Margin	35.4%	35.4%

Adjusted EBITDA Margin for the nine months ended September 30, 2023 was consistent with the same prior year period driven by improved service revenue trends, revenue management and ongoing cost containment measures, offset by lower Adjusted EBITDA Margin in our asset lifecycle management business.
↑ INCREASED BY $81.3 MILLION OR 6.0% Adjusted EBITDA

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	42

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$719,560	$650,141	$69,419	10.7%	9.5%	7.9%	1.6%
Service	463,092	440,961	22,131	5.0%	4.3%	4.0%	0.3%
Segment Revenue	$1,182,652	$1,091,102	$91,550	8.4%	7.4%	6.3%	1.1%
Segment Adjusted EBITDA	$516,548	$483,862	$32,686
Segment Adjusted EBITDA Margin	43.7%	44.3%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$2,111,240	$1,949,999	$161,241	8.3%	9.0%	8.8%	0.2%
Service	1,357,805	1,260,470	97,335	7.7%	8.5%	9.1%	(0.6)%
Segment Revenue	$3,469,045	$3,210,469	$258,576	8.1%	8.8%	8.9%	(0.1)%
Segment Adjusted EBITDA	$1,493,394	$1,402,025	$91,369
Segment Adjusted EBITDA Margin	43.0%	43.7%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the nine months ended September 30, 2023 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business;
•a decrease in revenue of $21.8 million due to foreign currency exchange rate fluctuations; and
•a 70 basis point decrease in Adjusted EBITDA Margin primarily driven by an increase in compensation and other employee-related costs and higher facilities costs, partially offset by revenue management.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	43

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$123,655	$96,328	$27,327	28.4%	25.8%	21.7%	4.1%
Service	3,880	3,981	(101)	(2.5)%	(5.6)%	(5.9)%	0.3%
Segment Revenue	$127,535	$100,309	$27,226	27.1%	24.5%	20.6%	3.9%
Segment Adjusted EBITDA	$53,216	$42,660	$10,556
Segment Adjusted EBITDA Margin	41.7%	42.5%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$342,080	$273,547	$68,533	25.1%	24.4%	22.5%	1.9%
Service	15,793	23,837	(8,044)	(33.7)%	(34.2)%	(34.0)%	(0.2)%
Segment Revenue	$357,873	$297,384	$60,489	20.3%	19.7%	18.0%	1.7%
Segment Adjusted EBITDA	$157,660	$126,944	$30,716
Segment Adjusted EBITDA Margin	44.1%	42.7%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the nine months ended September 30, 2023 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first nine months of 2023 and in prior periods, improved pricing and higher pass-through power costs, partially offset by churn of approximately 390 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 140 basis point increase in Adjusted EBITDA Margin reflecting ongoing cost management and a decline in lower margin project revenue, partially offset by higher pass-through power costs.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	44

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$15,441	$13,900	$1,541	11.1%	9.8%	6.2%	3.6%
Service	62,547	81,634	(19,087)	(23.4)%	(23.9)%	(25.1)%	1.2%
Revenue	$77,988	$95,534	$(17,546)	(18.4)%	(19.0)%	(20.5)%	1.5%
Adjusted EBITDA	$(69,802)	$(57,088)	$(12,714)

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2023	2022
Storage Rental	$46,181	$41,019	$5,162	12.6%	12.6%	8.7%	3.9%
Service	187,361	275,653	(88,292)	(32.0)%	(31.9)%	(37.2)%	5.3%
Revenue	$233,542	$316,672	$(83,130)	(26.3)%	(26.1)%	(31.3)%	5.2%
Adjusted EBITDA	$(214,626)	$(173,835)	$(40,791)
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other for the nine months ended September 30, 2023 compared to the prior year period include the following:
•a decrease in service revenue in our asset lifecycle management business as a result of component price declines, which we expect to improve from current levels, partially offset by increased volume; and
•a decrease in Adjusted EBITDA driven by the flow through of service revenue declines in our asset lifecycle management business.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	45

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. Total costs related to Project Matterhorn during the three and nine months ended September 30, 2023 were approximately $38.9 million and $121.4 million, respectively, and are included in Restructuring and other transformation in our Condensed Consolidated Statement of Operations. Total costs from inception of the program to September 30, 2023 were approximately $163.3 million. Restructuring and other transformation costs related to Project Matterhorn were not material for the for the three and nine months ended September 30, 2022.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2023	2022
Cash Flows from Operating Activities	$666,374	$560,355
Cash Flows from Investing Activities	(1,035,083)	(1,303,760)
Cash Flows from Financing Activities	403,872	658,447
Cash and Cash Equivalents, End of Period	170,502	155,223
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the nine months ended September 30, 2023, net cash flows provided by operating activities increased by $106.0 million compared to the prior year period, primarily due to an increase in cash from working capital of $151.3 million, driven by the timing of accounts receivable collections, partially offset by a decrease in net income (excluding non-cash charges) of $45.3 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the nine months ended September 30, 2023 included cash paid for capital expenditures of $962.3 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the nine months ended September 30, 2023 included:
•Net proceeds of approximately $990.0 million associated with the issuance of the 7% Notes due 2029 (as defined below).
•Payment of dividends in the amount of $547.7 million on our common stock.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	46

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the nine months ended September 30, 2023 and 2022, organized by the type of the spending as described in our Annual Report (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
NATURE OF CAPITAL SPEND	2023	2022
Growth Investment Capital Expenditures:
Data Center	$653,968	$396,015
Real Estate	136,174	114,374
Innovation and Other	57,332	30,808
Total Growth Investment Capital Expenditures	847,474	541,197
Recurring Capital Expenditures:
Real Estate	$34,579	$44,294
Non-Real Estate	48,962	52,442
Data Center	11,949	9,420
Total Recurring Capital Expenditures	95,490	106,156
Total Capital Spend (on accrual basis)	$942,964	$647,353
Net increase (decrease) in prepaid capital expenditures	23,337	(960)
Net (increase) decrease in accrued capital expenditures	(4,007)	(49,592)
Total Capital Spend (on cash basis)	$962,294	$596,801

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,300.0 million for the year ending December 31, 2023. Of this, we expect our capital expenditures for growth investment to be approximately $1,160.0 million and our recurring capital expenditures to be approximately $140.0 million.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first nine months of 2023 and fiscal year 2022.
On November 2, 2023, we declared a dividend to our stockholders of record as of December 15, 2023 of $0.65 per share, payable on January 4, 2024.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	47

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2023 are related to cash and cash equivalents held in money market funds and time deposits. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of September 30, 2023 is as follows (in thousands):

	SEPTEMBER 30, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$1,049,500	$(4,976)	$1,044,524
Term Loan A(1)	231,250	—	231,250
Term Loan B(1)(2)	660,992	(2,810)	658,182
Virginia 3 Term Loans	26,134	(3,915)	22,219
Australian Dollar Term Loan	187,853	(491)	187,362
UK Bilateral Revolving Credit Facility	170,858	—	170,858
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	488,166	(1,920)	486,246
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(5,688)	994,312
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")	825,000	(5,314)	819,686
5% Senior Notes due 2028 (the "5% Notes due 2028")	500,000	(3,497)	496,503
7% Senior Notes due 2029 (the "7% Notes due 2029")	1,000,000	(11,253)	988,747
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(8,679)	991,321
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")	1,300,000	(10,279)	1,289,721
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")	1,100,000	(9,228)	1,090,772
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(11,532)	738,468
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")	600,000	(5,130)	594,870
Real Estate Mortgages, Financing Lease Liabilities and Other	502,787	(443)	502,344
Accounts Receivable Securitization Program	349,200	(372)	348,828
Total Long-term Debt	11,741,740	(85,527)	11,656,213
Less Current Portion	(107,984)	—	(107,984)
Long-term Debt, Net of Current Portion	$11,633,756	$(85,527)	$11,548,229
(1)Collectively, the “Credit Agreement”.
(2)Due to the discontinuance of the London Interbank Offered Rate ("LIBOR") reference rate on June 30, 2023, we transitioned the Term Loan B from an interest rate of LIBOR plus 1.75% to a synthetic LIBOR rate plus 1.75%, effective July 1, 2023. All other terms remain the same as what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
VIRGINIA 3 CREDIT AGREEMENT
On August 31, 2023, Iron Mountain Data Centers Virginia 3, LLC, a wholly owned subsidiary of Iron Mountain Incorporated ("IMI"), entered into a credit agreement (the "Virginia 3 Credit Agreement") in order to partially fund the construction of a data center facility in Virginia. The Virginia 3 Credit Agreement consists of a term loan and a letter of credit facility. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $275.0 million (the "Virginia 3 Term Loans"). The Virginia 3 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.75%. The Virginia 3 Term Loans bear interest at Secured Overnight Financing Rate (“SOFR”) plus 2.50%. The Virginia 3 Credit Agreement is scheduled to mature on August 31, 2026, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond August 31, 2026, subject to the conditions specified in the Virginia 3 Credit Agreement. As of September 30, 2023, we have $26.1 million in outstanding borrowings in Virginia 3 Term Loans.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	48

Part I. Financial Information

MAY 2023 OFFERING
On May 15, 2023, IMI completed a private offering of (in thousands):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
7% Notes due 2029	$1,000,000	February 15, 2029	February 15 and August 15	August 15, 2025
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
The 7% Notes due 2029 were issued at 100% of par. The total net proceeds of approximately $990.0 million from the issuance of the 7% Notes due 2029, after deducting the initial purchasers' commissions, were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility (as defined in Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).
UK BILATERAL REVOLVING CREDIT FACILITY
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140.0 million British pounds sterling, which was fully drawn as of September 30, 2023. We have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility.
On September 19, 2023, the UK Borrowers amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2024 to September 24, 2025. All other material terms of the UK Bilateral Revolving Credit Facility remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
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
LETTERS OF CREDIT
As of September 30, 2023, we had outstanding letters of credit totaling $38.4 million, of which $4.5 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2023 and July 2025.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	49

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of September 30, 2023 are as follows:

	SEPTEMBER 30, 2023	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.1	Maximum allowable of 7.0
Fixed charge coverage ratio	2.3	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month SOFR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
In April 2023, in anticipation of the discontinuance of the LIBOR reference rate on June 30, 2023, we terminated interest rate swap agreements with notional amounts totaling $350.0 million that were indexed to the one-month LIBOR benchmark rate. The terminated swap agreements had associated unrealized gains at the termination date of approximately $10.1 million. These gains are included in Accumulated other comprehensive items, net and will be reclassified into earnings as reductions to interest expense from the termination date through March 2024, the original maturity date of these interest rate swap agreements.
As of September 30, 2023 and December 31, 2022, we have approximately $438.0 million and $354.8 million, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through February 2026.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	50

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of September 30, 2023 and December 31, 2022, we have approximately $509.2 million and $469.2 million, respectively, in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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
ACQUISITIONS
WEB WERKS
On July 7, 2023, we made our final contractual investment in the Web Werks JV (as defined below) of approximately 3,750.0 million Indian rupees (or approximately $45.3 million, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of this investment) (the "Web Werks Transaction"). As a result of the Web Werks Transaction, our interest in the Web Werks JV increased to 63.39%, we assumed control of its board of directors and the financial results of the Web Werks JV are now consolidated within our Global Data Center Business segment. We recognized noncontrolling interests of approximately $78.6 million based upon the fair value attributable to these interests at the time of the Web Werks Transaction, of which approximately $18.1 million of the noncontrolling interests were determined to be a current liability and included as a component of Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet.
CLUTTER
On June 29, 2023, in order to further expand our on-demand consumer storage business, we acquired 100% of the outstanding shares of Clutter Intermediate, Inc. and control of all assets of the Clutter JV (collectively, "Clutter") for total consideration of $60.6 million (the “Clutter Acquisition”). The financial results of the Clutter JV are now consolidated within our Global RIM Business segment. In October 2023, we sold 15% of the equity interests in Clutter to certain former stakeholders of the Clutter JV for total consideration of $7.5 million.
REGENCY TECHNOLOGIES
On October 30, 2023, in order to expand our asset lifecycle management operations, we entered into a definitive agreement, subject to customary closing conditions, to acquire RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200.0 million, with approximately $125.0 million to be paid at closing and the remaining amount to be paid in 2025. The agreement also includes potential performance-based contingent consideration, which would be payable in 2027, if earned.
INVESTMENTS
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV, and Clutter, Inc.’s shareholders contributed their ownership interests in Clutter, Inc., to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35.8 million, which was recorded to Other, net, a component of Other (income) expense, net, during the first quarter of 2022.
On June 29, 2023, we completed the Clutter Acquisition. In connection with the Clutter Acquisition, our previously held approximately 27% interest in the Clutter JV was remeasured to fair value at the closing date of the Clutter Acquisition. As a result, we recognized a loss of approximately $38.0 million to Other, net, a component of Other (income) expense, net, during the second quarter of 2023.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	51

Part I. Financial Information

WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited, a colocation data center provider in India. Through December 31, 2022, we made two investments totaling approximately 7,500.0 million Indian rupees (or approximately $96.2 million, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. In July 2023, we made our final contractual investment in the Web Werks JV.
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	SEPTEMBER 30, 2023		DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$—	—%	$98,278	53.58%
Joint venture with AGC Equity Partners	58,154	20.00%	37,194	20.00%
Clutter JV	—	—%	54,172	26.73%

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	52

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2023 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
During the three months ended September 30, 2023, we implemented a new version of our Enterprise Resource Planning system in certain markets as a part of an ongoing system upgrade. We took the necessary steps to monitor and maintain appropriate internal control over financial reporting during this upgrade. We also conducted evaluations prior to and after the implementation of the new system and confirmed that our internal control over financial reporting remains effective.
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	53

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended September 30, 2023, nor did we repurchase any shares of our common stock during the three months ended September 30, 2023.
ITEM 5. OTHER INFORMATION
On August 18, 2023, Mr. William Meaney, our President and Chief Executive Officer, adopted a 10b5-1 trading plan to exercise options to purchase up to 829,506 shares of our common stock and sell up to 995,099 shares of our common stock between January 2, 2025 and December 31, 2025.
On September 21, 2023, Mr. Mark Kidd, our Executive Vice President and General Manager, Data Center & Asset Lifecycle Management, adopted a 10b5-1 trading plan to exercise options to purchase up to 5,834 shares of our common stock and sell up to 45,834 shares of our common stock between January 2, 2024 and February 7, 2025.
Each of these arrangements is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	55

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: November 2, 2023

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	56