Form 10-K
period 2023-12-31
IRON MOUNTAIN INC
filed 2024-02-22
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2023, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $16.1 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant’s Common Stock at February 16, 2024: 292,275,668
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the “Annual Report”) is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the fiscal year ended December 31, 2023.

IRON MOUNTAIN INCORPORATED
2023 FORM 10-K ANNUAL REPORT

PART I	01	ITEM 1.	BUSINESS
	09	ITEM 1A.	RISK FACTORS
	20	ITEM 1B.	UNRESOLVED STAFF COMMENTS
	20	ITEM 1C.	CYBERSECURITY
	21	ITEM 2.	PROPERTIES
	25	ITEM 3.	LEGAL PROCEEDINGS
	25	ITEM 4.	MINE SAFETY DISCLOSURES

PART II	27	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	27	ITEM 6.	[RESERVED]
	27	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	57	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	58	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	58	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	59	ITEM 9A.	CONTROLS AND PROCEDURES
	61	ITEM 9B.	OTHER INFORMATION
	61	ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III	63	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	63	ITEM 11.	EXECUTIVE COMPENSATION
	63	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	63	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	63	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV	65	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	139	ITEM 16.	FORM 10-K SUMMARY

ii

References in this Annual Report on Form 10-K for the year ended December 31, 2023 (this "Annual Report") to "the Company", "Iron Mountain", "we", "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes", "expects", "anticipates", "estimates", "plans", "intends", "pursue", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, grow our businesses (including through joint ventures or other co-investment vehicles), incorporate alternative technologies (including artificial intelligence ("AI")) into our offerings, achieve satisfactory returns on new product offerings, continue our revenue management, expand and manage our global operations, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and transition to more sustainable sources of energy;
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
iii

Part I

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 1C. CYBERSECURITY

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. MINE SAFETY DISCLOSURES

PART I
ITEM 1. BUSINESS.
BUSINESS OVERVIEW
We help organizations around the world protect their information, reduce storage costs, comply with regulations, facilitate corporate disaster recovery and better use their information and IT infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions and providing data center space for enterprise-class colocation and hyperscale deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options. Our asset lifecycle management ("ALM") business allows us to provide end-to-end asset lifecycle services for hyperscale, corporate data center and corporate end-user device assets.
Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation ("IMI"), has more than 225,000 customers in a variety of industries in 60 countries around the world, as of December 31, 2023. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations, including more than 90% of the Fortune 1000. As of December 31, 2023, we employed approximately 27,000 people. We are listed on the New York Stock Exchange (the "NYSE") and are a constituent of the Standard & Poor’s 500 Index and the Morgan Stanley Capital International ("MSCI") REIT index. As of December 31, 2023, we were number 641 on the Fortune 1000.
We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
BUSINESS STRATEGY
OVERVIEW
Our company has been a market leader in the physical ecosystem supporting information storage and retrieval, as most businesses have relied on paper documents or computer tapes to store their valuable information. Over time, customers are increasing their digital information, with the new information storage ecosystem being a hybrid of physical and digital media. We are a different company to the one we have been in our past. The strategic journey we are on is driving this change and our focus remains on the four pillars outlined below to continue to grow and evolve our business.

Continued revenue growth in physical storage through revenue management actions as well as volume growth achieved in faster growing markets and our consumer business, as well as complementary business growth

•We are establishing and enhancing leadership positions in higher-growth markets such as central and eastern Europe, Latin America, Asia, the Middle East and Africa.
•We continue to identify, acquire, incubate and scale complementary businesses and products to support our long-term growth objectives and drive solid returns on invested capital. These opportunities include our digital services and our ALM, Entertainment Services, Fine Arts and Consumer Storage (each as defined below) businesses.

Utilizing our global scale as well as over 70 years of customer trust to deliver differentiated data center offerings
•We have made significant progress in scaling our Global Data Center Business through acquisitions and organic growth, with 26 operating data centers across 21 global markets, either directly or through unconsolidated joint ventures.
•As of December 31, 2023, approximately 93% of our data center capacity was leased. With total potential capacity of 861 megawatts ("MW") in land and buildings currently owned or operated by us, we are among the largest global data center operators.

IRON MOUNTAIN 2023 FORM 10-K	1

Part I

Establishing and maintaining a leadership position in critical digital infrastructure as well as developing and offering new products and services that allow our customers to achieve reliable and secure information management solutions in an increasingly hybrid physical and digital world

•We are positioned to take advantage of the secular growth trends of the changing nature of digital infrastructure. We continue to scale our digital solutions business to complement our existing offerings in records and information management, in addition to expanding our existing leadership capabilities in our ALM, including enterprise secure IT asset disposition, and data center businesses in order to respond to our customers’ growing interest and need to react to environmental, social and corporate governance considerations. This full suite of complementary businesses puts Iron Mountain in a unique position to cross sell our products and services to our customers.
•Our customers are faced with navigating a more complex regulatory environment, and one in which hybrid physical and digital solutions have become the norm. Our strategy is underpinned by our persistent focus on best-in-class customer experience, as we continue to seek innovative solutions to help our customers progress on their journey from physical storage to a digital ecosystem.

Increased investment in our growth agenda, our business and customer-centric solutions
•We have established an investment strategy to fuel our growth. The investments we outlined in our plan for Project Matterhorn (as defined below) have been informed by our established leadership position in the physical storage business, our expanding services such as Global Digital Solutions and ALM and our significant progress in the Global Data Center Business.

PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives. Total costs related to Project Matterhorn during the years ended December 31, 2023 and 2022 were approximately $175.2 million and $41.9 million, respectively.
BUSINESS SEGMENTS
The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2023, 2022 and 2021, are set forth in Note 11 to Notes to Consolidated Financial Statements included in this Annual Report.

GLOBAL RIM BUSINESS

The Global Records and Information Management ("Global RIM") Business segment includes several distinct offerings.
Records Management, stores physical records and provides information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents ("Records Management") for customers in 60 countries around the globe. As of December 31, 2023, we stored approximately 731.5 million cubic feet of hardcopy records.
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

2	IRON MOUNTAIN 2023 FORM 10-K

Part I

Consumer Storage, provides on-demand, valet storage for consumers ("Consumer Storage") utilizing data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.

GLOBAL DATA CENTER BUSINESS

The Global Data Center Business segment provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure with secure, reliable and flexible data center options. The world’s most heavily regulated organizations have trusted us with their data centers for over 15 years, and as of December 31, 2023, five of the top 10 global cloud providers were Iron Mountain Data Center customers.

CORPORATE AND OTHER

Corporate and Other consists primarily of our Fine Arts and ALM businesses and other corporate items ("Corporate and Other").
Fine Arts, provides technical expertise in the handling, installation and storing of art ("Fine Arts").
ALM, provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets. ALM services are enabled by: secure logistics, chain of custody and complete asset traceability practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. In addition, ALM also offers workplace IT asset management services including storage, configuration, deployment, device support and end-of-life disposition for employee IT devices. Our ALM services focus on protecting and eradicating customer data while maintaining strong, auditable and transparent chain of custody practices.
Corporate and Other also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

IRON MOUNTAIN 2023 FORM 10-K	3

Part I

BUSINESS ATTRIBUTES
Our business has the following attributes:

Large, Diversified, Global Business
The world’s most heavily regulated organizations trust us with the storage of their records. Our mission-critical storage offerings and related services generated approximately $5.5 billion in annual revenue in 2023. Our business has a highly diverse customer base of more than 225,000 customers - with no single customer accounting for more than approximately 1% of revenue during the year ended December 31, 2023 - and operates in 60 countries globally. This presents a significant cross-sell opportunity for our expanding solutions, including digital, data center and ALM.

$5.5 billion
Annual revenue
225,000+
Customers
60
Countries

Recurring, Durable Revenue Stream
We generate a majority of our revenues from contracted storage rental fees, via agreements that generally range from one to five years in length. Historically, in our Records Management business, we have seen strong customer retention (of approximately 98%) and solid physical records retention; more than 50% of physical records that entered our facilities approximately 15 years ago are still with us today. We have also seen strong customer retention in our Global Data Center Business.

Comprehensive Information Management Solution
As an S&P 500 REIT with approximately 1,400 locations globally and with offerings spanning physical storage, digitization solutions and digital storage, we are positioned to provide a holistic offering to our customers. We are able to cater to our customers’ physical and digital needs and to help guide their digital transformation journey.

Significant Owner and Operator of Real Estate	We operate approximately 98 million square feet of real estate worldwide. Our owned real estate footprint spans to over 23 million square feet.

Limited Revenue Cyclicality
Historically, economic downturns have not significantly affected our storage rental business. Due to the durability of our total global physical volumes, the success of our revenue management initiatives, and the growth of our Global Data Center Business, we believe we can continue to grow organic storage rental revenue over time.

Shifting Revenue Mix
We have identified a number of areas where we see opportunity for growth as we position ourselves to unlock greater value for our customers. These business lines, including Global Data Center, ALM and Consumer Storage, represent markets with strong secular growth.

4	IRON MOUNTAIN 2023 FORM 10-K

Part I

In addition, our Global Data Center Business has the following attributes:

Large Data Center Platform with Significant Expansion Opportunity	As of December 31, 2023, we had 250 MW of leasable capacity with an additional 611 MW under construction or held for development.

Differentiated Compliance and Security
We offer comprehensive compliance support and physical and cyber security. Our Security-in-Depth approach to security includes a combination of technical and human security measures, and experienced senior military and public sector security leaders oversee our security. As of December 31, 2023, our data centers comply with one of the most comprehensive compliance programs in the industry, including enterprise-wide certified ISO 14001 and 50001 environmental and energy management systems. We also report globally on service organizational controls, as well as global ISO 27001 certification, and PCI-DSS compliance, and meet FISMA HIGH and FedRAMP controls in the United States.

Efficient Access and Flexibility
We have the ability to provide customers with a range of deployment options from one cabinet to an entire building, leveraging our global portfolio of hyperscale-ready and underground data centers. We also provide access to numerous carriers, cloud providers and peering exchanges with migration support.

100% Green Powered Data Centers
As of December 31, 2023, our Global Data Center platform continues to match 100% of its consumption with renewable electricity procurement and benefits from low power usage effectiveness ("PUE"). As of October 2023, we are in the top 30 of the Environmental Protection Agency's National Top 100 Partners list, with green power comprising 94% of our company-wide U.S. electricity use. We offer the Green Power Pass, which allows customers to include the power they consume at any Iron Mountain data centers as green power in their CDP, RE100, GRI or other sustainability reporting.

COMPETITION
We compete with thousands of storage and information management services providers around the world, as well as storage and information management services managed and operated internally by organizations. We believe that competition for records and information customers is based on price, reputation and reliability, quality and security of storage, quality of service and scope and scale of technology. While the majority of our competitors operate in only one market or region, we believe we provide a differentiated global offering that competes effectively in these areas.
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
HUMAN CAPITAL MANAGEMENT
EMPLOYEES
As of December 31, 2023, we employed approximately 10,500 employees in the United States and approximately 16,500 employees outside of the United States. As of December 31, 2023, approximately 400 employees were represented by unions in North America and approximately 725 employees were represented by unions in Latin America. All union employees are currently under renewed labor agreements or operating under an extension agreement.

IRON MOUNTAIN 2023 FORM 10-K	5

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
DIVERSITY, EQUITY AND INCLUSION
We continue to prioritize diversity, equity, and inclusion ("DEI") as core principles of our corporate strategic goals.
Our Global DEI Council is made up of the Executive Leadership Team and is chaired by Iron Mountain President and CEO Bill Meaney. The Global DEI Council supports our DEI strategy and initiatives, monitors the progress of DEI initiatives and enterprise goals, ensures accountability based on identifiable measures and goals and communicates DEI progress to stakeholders.
In June 2023, we committed to investing in the growth and wellbeing of our female leaders (Directors and VPs) by funding a comprehensive development program, Women in Leadership ("WiL"). WiL is specifically designed to support women in their career progression and prepare them for critical leadership roles.
We also formally expanded our investment in our Employee Resource Groups ("ERGs") to elevate their impact and reach. Our ERGs support Iron Mountain’s DEI strategy by fostering a sense of belonging for their colleagues, increasing talent attraction, retention, and development efforts and being supportive partners.
Iron Mountain scored 90% on the Human Rights Campaign’s Corporate Equality Index for LGBTQ+ and placed as a top scorer on the 2023 Disability Equality Index. We also received the JPMorgan Chase Strategic Diverse Gold Supplier Award for our commitment to supplier diversity, and the contributions of our very own supplier diversity program where we exceeded our target of $70 million in supplier diversity spend during fiscal 2023. In July 2023, Bill Meaney was named among the best CEOs for diversity in a large company by Comparably, a ZoomInfo Technologies company that collects data on wage equity and company culture. In addition, Iron Mountain was named among Comparably's 2023 Best Companies for Women and Best Companies for Diversity.
COMMUNITY INVOLVEMENT
We are committed to integrating responsible and sustainable practices throughout our organization to help our operations have a positive impact on the environment and the communities in which we operate. We aim to give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer philanthropic support to our global community through our Living Legacy Initiative, which is our commitment to help preserve and make accessible cultural and historical information and artifacts. We encourage volunteerism in the communities in which we live and work through our Moving Mountains volunteer program, offering paid time off for employees to help community-based and civic-minded organizations.

6	IRON MOUNTAIN 2023 FORM 10-K

Part I

INSURANCE
For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and which have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Other types of insurance that we carry, which are also subject to certain policy conditions, sublimits and deductibles, include medical, workers’ compensation, general liability, umbrella, automobile, professional, cyber, warehouse legal liability and directors’ and officers’ liability policies.
GOVERNMENT REGULATION
We are required to comply with numerous laws and regulations covering a wide variety of subject matters which may have a material effect on our capital expenditures, earnings and competitive position.
For example, some of our currently and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances, this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken environmental reviews of all of our properties. We therefore may be potentially liable for environmental costs and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.
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
Iron Mountain is committed to sustainable growth, and this is highlighted through initiatives and targets within the company. We have successfully achieved seven of the ambitious sustainability goals we set in 2021 to address our environmental footprint, corporate philanthropy, volunteerism and DEI practices. We are committed to reach net zero greenhouse gas emissions by 2040. As an employer, we are committed to the safety and well-being of our employees and strive to cultivate a culture of inclusion that values diverse perspectives across our global workforce. Iron Mountain and its employees also make a social impact in the communities in which we operate through charitable giving and volunteerism.
Our work continues to receive recognition. In 2023, Iron Mountain received the Low Carbon Hero Award recognizing our efforts to implement social and technical practices to reduce our carbon footprint. Also in 2023, Iron Mountain joined EV100 and is committed to electrifying 100% of our company cars and 50% of our vans by 2030. With operations in 60 countries, Iron Mountain was recognized as the most international committed fleet in the 2023 EV100 Annual Report.

IRON MOUNTAIN 2023 FORM 10-K	7

Part I

Iron Mountain is committed to transparent reporting on our sustainability efforts and we leverage widely adopted reporting frameworks to report annually on our results. Our annual sustainability report, aligned with the Global Reporting Initiative framework, highlights our progress against key measures of success for our community, environment and people. In addition, we continue to work to further align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures to disclose climate-related financial risks and opportunities, and in 2022 we completed our first climate scenario analysis. The process brought together our most senior leaders from across all business units and functions to explore the potential impacts of climate change related to several different warming scenarios. The analysis resulted in the identification of seven strategic themes where Iron Mountain should focus its future discussions regarding climate resilience, which include physical impacts, business strategy and innovation, and reputational and societal risks.
We are a member of the FTSE4Good Index, MSCI World ESG Index, MSCI World Climate Change Index and MSCI USA ESG Select Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our sustainability responsibility report is available on the "Who we are" section of our website, www.ironmountain.com, under the heading "Sustainability". We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report.

STRONG ENVIRONMENTAL FOCUS
•Iron Mountain provides a Green Power Pass solution in the Data Center market to help customers manage their carbon footprint.
•A part of RE100 and EV100 Initiatives - commitment to use renewable energy sources for 100% of our worldwide electricity by 2040 and convert 100% of our company cars and 50% of our vans to electric vehicles by 2030.
•Founding signatory of the 24/7 Carbon Free Energy (CFE) compact. As of 2023, Iron Mountain has over 130 locations across the United States with the ability to track and match renewable energy usage on an hourly basis.
•85% of our global electricity use was from renewable sources in 2022.
•Reduced Scope 1 and 2 greenhouse gas (GHG) emissions by 32% compared to our 2016 baseline as part of our net zero by 2040 commitment.
•Received 90% or greater on the Human Rights Campaign Corporate Equality Index every year since 2018.

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

8	IRON MOUNTAIN 2023 FORM 10-K

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

IRON MOUNTAIN 2023 FORM 10-K	9

Part I

Our customers may shift from paper and tape storage to alternative technologies that may shift our revenue mix away from storage revenue.
We derive substantial revenues from rental fees for the storage of physical records and computer backup media and from storage related services. Storage volume and/or demand for our traditional storage related services may decline as our customers adopt alternative storage technologies or as retention requirements evolve, which may require significantly less space than traditional physical records and tape storage. While volumes in our Global RIM Business segment were relatively steady in 2023 and we expect them to remain relatively consistent in the near term, we can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses. In addition, the digitization of records may shift our revenue mix from the more predictable storage revenue to service revenue, which is inherently more volatile.
We and our customers are subject to laws and governmental regulations relating to data privacy and cybersecurity, and our customers’ demands in this area are increasing. This may cause us to incur significant expenses and non-compliance with such regulations and demands could harm our business.
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
We have an established privacy compliance framework and devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with global laws and regulations, our customers’ data privacy, data residency and security demands, and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, laws and regulations or customer requirements could negatively impact our operations, result in the imposition of fines and penalties, contractual liability and litigation, significant costs and expenses and reputational harm.
Expansion into Digital and ALM services means that our privacy and security risk profile is increasing. In particular, we are hosting increasing volumes of customer digital data, including sensitive and confidential data, and disposing of customer data-bearing devices. This may result in increased regulatory exposure, contractual liability and security expectations from customers. Finally, emerging artificial intelligence ("AI") regulations, increasing use of AI and generative AI tools and their integration into our businesses may require additional resources and create additional compliance and cybersecurity risks.
Attacks on our internal IT systems could damage our reputation, cause us to lose revenues, and adversely affect our business, financial condition and results of operations.
Our reputation for providing secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, and incur significant costs to do so, our IT and network infrastructure has in the past been and may in the future be vulnerable to attacks by hackers, including state-sponsored organizations with significant financial and technological resources, breaches due to employee error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service, and ransomware), which may involve a breach requiring us to notify regulators, clients or employees and enlist identity theft protection. Moreover, until we have migrated businesses we acquire onto our IT systems or ensured compliance with our information technology security standards, we have in the past and may in the future face additional risks because of the continued use of predecessor IT systems. We utilize remote work arrangements and outsource certain support services, including cloud storage systems and cloud computing services, to third parties, which has in the past and may in the future subject our IT and other sensitive information to additional risk. A successful breach of the security of our IT systems could lead to theft or misuse of our customers’ proprietary or confidential information or our employees’ personal information and result in third party claims against us, regulatory penalties, and reputational harm. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.
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

10	IRON MOUNTAIN 2023 FORM 10-K

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
Our customer contracts may not always limit our liability and may sometimes contain terms that could subject us to significant liability or lead to disputes in contract interpretation.
Our customer contracts typically contain standardized provisions limiting our liability regarding the services we perform and the loss or destruction of, or damage to, records, information, or other items stored with us; however, some of our contracts with large customers and some of the contracts assumed in our acquisitions contain no such limits or contain non-standard limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as we expand our operations into new businesses, including digital solutions, ALM, and the storage of valuable items, and respond to customer demands for higher limitation of liability, our exposure to contracts with higher or no limitations of liability and disputes with customers over contract interpretation may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms or with high enough coverage amounts to cover losses to us in connection with customer contract disputes.

IRON MOUNTAIN 2023 FORM 10-K	11

Part I

As a global company, we are subject to the unique risks of operating in many countries.
As of December 31, 2023, we operated in 60 countries. The global nature of our business and our growth strategy, which includes continued acquisitions and investments in countries where we do not currently operate, is subject to numerous risks, including:
•fluctuations of currency exchange rates in the markets in which we operate;
•the impact of laws and regulations that apply to us in countries in which we operate or have made investments; in particular, we are subject to sanctions and anti-corruption laws, such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, our employees, partners, contractors or agents may violate or circumvent such policies and the law;
•costs and difficulties associated with managing global operations, including cross-border sales;
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
Our use of joint ventures or other co-investment vehicles could expose us to additional risks and liabilities, including our reliance on joint venture or other co-investment vehicles partners who may have economic and business interests that are inconsistent with our business interests and our lack of sole decision-making authority.
As part of our growth strategy, particularly in connection with our international and data center expansion, we currently, and may in the future, co-invest with third parties using joint ventures or other co-investment vehicles. These ventures can result in our holding non-controlling interests in, or having responsibility for managing the affairs of, a property or portfolio of properties, business, partnership, joint venture or other entity. In connection with our pursuit or entrance into any such venture, we may be subject to additional risks, including:
•our ability to sell our interests in the venture may be limited by the venture agreement;
•we may not have the right to exercise sole decision-making authority regarding the properties, business, partnership, venture or other entity;
•we may be liable for the venture's failure to comply with applicable law despite only having a non-controlling interest in the venture;
•if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose or be required to contribute unplanned capital; and
•our partners may have economic, tax or other interests or goals that are inconsistent with our interests or goals, and that could affect our ability to negotiate satisfactory venture terms, to operate the property or business or maintain our qualification for taxation as a REIT.
Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and operating results may be adversely affected.

12	IRON MOUNTAIN 2023 FORM 10-K

Part I

Significant costs or disruptions at our data centers could adversely affect our business, financial condition and results of operations.
Our Global Data Center Business depends on providing customers with highly reliable facilities, power infrastructure and operations solutions, and we will need to retain and hire qualified personnel to manage our data centers. Service interruptions or significant equipment damage could result in difficulty maintaining service-level commitment obligations that we owe to certain of our customers. Service interruptions or equipment damage may occur at one or more of our data centers because of numerous factors, including: human error; equipment failure; physical, electronic and cyber security breaches; fire, hurricane, flood, earthquake and other natural disasters; water damage; fiber cuts; extreme temperatures; power loss or telecommunications failure; war, terrorism and any related conflicts or similar events worldwide; and sabotage and vandalism.
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
While these risks could impact our overall business, they could have a more significant impact on our Global Data Center Business, where we have service-level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage at our data centers could result in difficulty maintaining service-level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage at our data centers could also result in lost profits or other indirect or consequential damages to our customers, which could in turn result in contractual liability to our customers or impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our results of operations.
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
Expanding our Global Data Center Business requires significant capital commitments. In addition, we may be required to commit significant operational and financial resources in connection with the organic growth of our Global Data Center Business, generally 12 to 24 months in advance of securing customer contracts, and we may not have enough customer demand to support these data centers when they are built.
We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, as well as supply chain and logistical challenges. Additional or unexpected disruptions to our supply chain, continued inflationary pressures or high interest rates, or changes in customer requirements could significantly affect the cost or timing of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new data centers under construction.
All construction-related data center projects require us to carefully select, manage, and rely on the experience of one or more design firms, general contractors, and associated subcontractors during the design and construction process, and to obtain critical government permits and authorizations. Should a design firm, general contractor, significant subcontractor, or key supplier experience financial or operational problems during the design or construction process or fail to perform properly, or should we be unable to obtain, or experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations, we could experience significant delays, increased costs to complete the project, penalties under customer preleases and other negative impacts to the expected return on our committed capital.
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

IRON MOUNTAIN 2023 FORM 10-K	13

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
As of December 31, 2023, we operated approximately 1,400 facilities worldwide, including approximately 600 in the United States, and face special risks attributable to the real estate we own or lease. Such risks include:
•acquisition and occupancy costs that make it difficult to meet anticipated margins and difficulty locating suitable facilities due to a relatively small number of available buildings having the desired characteristics in some real estate markets;
•increases in rent expense and property taxes as a result of the increasing demand for industrial real estate;
•uninsured losses or damage to our facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as fires, hurricanes and earthquakes, or any coverage for certain losses, such as losses from riots or terrorist activities;
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

14	IRON MOUNTAIN 2023 FORM 10-K

Part I

Unexpected events, including those resulting from climate change or geopolitical events, could disrupt our operations and adversely affect our reputation and results of operations.
Unexpected events, including fires or explosions at our facilities, war or other military conflict, terrorist activities, natural disasters such as earthquakes and wildfires, unplanned power outages, supply disruptions, failure of equipment or systems, and severe weather events, such as droughts, heat waves, hurricanes, and flooding, could adversely affect our reputation and results of operations through physical damage to our facilities and equipment and through physical damage to, or disruption of, local infrastructure. During the past several years, we have seen an increase in the frequency and intensity of severe weather events and we expect this trend to continue due to climate change. Some of our key facilities worldwide are vulnerable to severe weather events, and global weather pattern changes may also pose long-term risks of physical impacts to our business. Our customers rely on us to securely store and timely retrieve their critical information, and, while we maintain disaster recovery and business continuity plans that would be implemented in these situations, these unexpected events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the closure of one or more key operating facilities or the disruption of information systems, each of which could negatively impact our reputation and results of operations. In addition, these unexpected events could negatively impact our reputation if such events result in adverse publicity, governmental investigations or litigation or if customers do not otherwise perceive our response to be adequate.
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
As of December 31, 2023, our total long-term debt was approximately $12,034.6 million, stockholders equity was approximately $211.6 million and we had cash and cash equivalents of approximately $222.8 million. Our indebtedness could have important consequences to our current and potential investors. These risks include:
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

IRON MOUNTAIN 2023 FORM 10-K	15

Part I

Restrictive debt covenants may limit our ability to pursue our growth strategy.
Our Credit Agreement and our indentures contain covenants restricting or limiting our ability to, among other things:
•incur additional indebtedness;
•pay dividends or make other restricted payments;
•make asset dispositions;
•create or permit liens;
•sell, transfer or exchange assets;
•guarantee certain indebtedness;
•make acquisitions and other investments; and
•enter into partnerships, joint ventures and co-investment vehicles.
These restrictions and our long-term commitment to maintain our leverage ratio may adversely affect our ability to pursue our acquisition and other growth strategies, including our strategic growth plan.
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
IMI is a holding company, and, therefore, its ability to make payments on its various debt obligations depends in large part on the operations of its subsidiaries.
IMI is a holding company; substantially all of its assets consist of the equity in its subsidiaries, and substantially all of its operations are conducted by its direct and indirect consolidated subsidiaries. As a result, its ability to make payments on its debt obligations will be dependent upon the receipt of sufficient funds from its subsidiaries, whose ability to distribute funds may be limited by local capital requirements, joint venture and co-investment vehicle structures and other applicable restrictions. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by IMI’s U.S. subsidiaries that represent the substantial majority of its U.S. operations.
RISKS RELATED TO OUR TAXATION AS A REIT
If we fail to remain qualified for taxation as a REIT, we will be subject to tax at corporate income tax rates and will not be able to deduct distributions to stockholders when computing our taxable income.
We have elected to be taxed as a REIT for federal income tax purposes beginning with our 2014 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code of 1986, as amended (the "Code"), such that we will continue to qualify for taxation as a REIT. However, we can provide no assurance that we will remain qualified for taxation as a REIT. We also have invested in a subsidiary that has elected to be taxed as a REIT and therefore must independently satisfy all REIT qualification requirements, and we may in the future invest in other such subsidiaries. If such subsidiary REIT were to fail to qualify as a REIT, it may cause us to fail to remain qualified for taxation as a REIT. If we fail to remain qualified for taxation as a REIT, including as a result of a cascading failure of any subsidiary REIT to remain qualified as a REIT, we will be subject to federal income taxation at corporate income tax rates unless certain relief provisions apply.
Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of applicable REIT provisions of the Code.
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

16	IRON MOUNTAIN 2023 FORM 10-K

Part I

As a REIT, failure to make required distributions would subject us to federal corporate income tax.
We expect to continue paying regular quarterly distributions; however, the amount, timing and form of our regular quarterly distributions will be determined, and will be subject to adjustment, by our board of directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of nondeductible expenditures or as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes.
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
To remain qualified for taxation as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries ("TRSs"), and, to that extent, limit our opportunities and our flexibility to change our business strategy and execute on our strategic growth plan. This may restrict our ability to acquire certain businesses, enter into joint ventures or co-investment vehicles, or acquire minority interests of companies. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.
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

IRON MOUNTAIN 2023 FORM 10-K	17

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

18	IRON MOUNTAIN 2023 FORM 10-K

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
At any time, the federal or state income tax laws governing REITs, the administrative interpretations of those laws, or local laws impacting our REIT structure for our international operations may be amended. Federal, state and local tax laws are constantly under review by persons involved in the legislative process, the United States Internal Revenue Service, the United States Department of the Treasury and state and local taxing authorities. Changes to the tax laws, regulations and administrative interpretations or local laws governing our international operations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-United States TRSs, or how we have structured our operations outside the United States to comply with REIT qualification requirements. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations, administrative interpretations or local laws applicable to us may be changed or if such laws would impact our ability to remain qualified for taxation as a REIT or the costs of doing so.
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

IRON MOUNTAIN 2023 FORM 10-K	19

Part I

We face competition for customers.
We compete with multiple businesses in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. In addition, if we are successful in winning record storage customers from competitors, the process of moving their stored records into our facilities is often costly and time consuming. We also compete, in some of our business lines, with our current and potential customers’ internal storage and information management services capabilities and their cloud-based alternatives. These organizations may not begin or continue to use us for their future storage and information management service needs.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
We maintain a robust information security program that is designed to protect our information and the information of our customers. Our information security program is based on a recognized cybersecurity framework established by the National Institute of Standards and Technology (“NIST”) and establishes controls to mitigate critical areas of cybersecurity risk. Our information security program has adopted all elements of the NIST cybersecurity framework, including the six functions of identify, protect, detect, respond, recover and govern, as well as each of the categories and control groups thereunder. This does not imply that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST framework as a guide to ensure our information security program is designed to manage cybersecurity risks relevant to our business. Among other things, the cybersecurity controls in our information security program address information access rights, incident monitoring and response processes, information technology system configuration, network security, security architecture planning, mobile device security and compliance with information security policy requirements and protocols. These cybersecurity controls are designed to oversee, identify and mitigate risks from all cybersecurity threats, including those arising from our use of third-party service providers. Our cybersecurity controls are evaluated regularly by our internal information security team and we engage a third party examiner to assess the maturity of our information security program against the NIST cybersecurity framework no less frequently than bi-annually. Additionally, our information security program is assessed periodically by a federal regulator in the United States as part of its routine audit of the Company. In addition to our internal assessments, we also assess our third-party service providers on a regular basis using a risk-based approach that assigns a risk calculation to each such service provider. Results of our assessments are tracked and evaluated to ensure these third parties comply with our cybersecurity standards.
Our reputation for providing secure information storage to customers is critical to the success of our business, and protecting against material cyber risks is an integral part of maintaining that reputation. A successful cybersecurity breach could lead to theft or misuse of our or our customers’ proprietary or confidential information or our employees’ personal information and result in third-party claims against us, regulatory penalties and reputational harm. As part of our information security program, we also actively monitor emerging cyber attack patterns to develop custom detection capabilities and mitigation techniques to protect against material risk of cybersecurity threats. Upon encountering a cybersecurity incident, our information security team responds using our detailed cyber security incident response plan (“CSIRP”), which is based on industry best practices, relevant legal requirements and our contractual commitments. Among other things, the CSIRP sets forth the specific criteria used to assess a cybersecurity incident, mitigate risks of adverse consequences associated with any such incident, protocols to escalate the management of the incident and the process to inform our executive management team and any impacted functions of our business. All cybersecurity incidents are assessed to determine whether disclosure is required pursuant to any contractual or regulatory requirements and any material cybersecurity incident is also reported to our board of directors (our “Board”). To date, our information security program has been successful in protecting against risks from cybersecurity threats, and we have not had any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

20	IRON MOUNTAIN 2023 FORM 10-K

Part I

Our risk management organization, which is led by our Chief Risk Officer, manages our information security program along with enterprise risk management, business continuity, internal audit and physical security. Our risk management team routinely reports on cybersecurity matters to our executive management team and our Board. Our Chief Information Security Officer, who reports directly to our Chief Risk Officer, leads a dedicated information security team that manages our information security program. The information security team is made primarily of full-time employees; however, we routinely engage consultants to provide supplemental labor and additional expertise in specific areas on an as-needed basis. Our information security team is organized based on industry best practices in alignment with NIST recommendations. All of the leaders in our information security team have over 10 years of cybersecurity experience and most of our information security staff maintain cybersecurity program certifications such as CMU Cybersecurity Executive Certification, ISACA Certifications (CISSP & CISM) and other relevant vendor certifications. Our information security team also regularly undergoes continuing education to ensure our implementation of best-in-class techniques.
GOVERNANCE
Our Board reviews and discusses significant risks with executive management, including cybersecurity risk, that affect us. Although our executive management team and our Board work together on risk matters, our Board has the ultimate oversight authority over all enterprise risks, including cybersecurity risk. Our Board reserves the right to, and periodically does consult with third-party advisors and experts to assist our Board in understanding and anticipating future cybersecurity threats and trends. The risk and safety committee of our Board (the “RSC”) is specifically tasked with reviewing and monitoring cybersecurity and information security risk, as well as the risk management strategies, systems and policies and processes implemented, established and reported on by our executive management team. The RSC is also primarily responsible for assisting our Board with oversight of our enterprise risk management program. As part of the risk management team, our Chief Information Security Officer reports key performance indicators of our information security program to the RSC at least three times a year to facilitate the committee’s oversight of the effectiveness of the program through objective measurements, including metrics regarding software patching, IT asset management, cyber incident management and cybersecurity training. Reports by our Chief Information Security Officer also include detailed information on the activities of our cyber incident response team to allow for analysis of trends and the identification of any control gaps that require remediation.
Our executive management team, with oversight from our Board, is responsible for our enterprise risk management process and the day-to-day supervision and mitigation of enterprise risks, including cybersecurity risk. Our enterprise risk management program includes our executive management team receiving regular reports from our operations personnel. Our executive management team has established an enterprise risk committee (the "ERC"), which is chaired by our Chief Risk Officer and is otherwise comprised of each of our other executive vice presidents. The ERC oversees our risk and compliance activities to ensure that management has appropriate policies, structures and systems in place for managing risks of the business, including cybersecurity risk. Our executive management team reviews and prioritizes significant risks, allocates resources for risk mitigation. Our Chief Risk Officer and other members of our risk management team provide reports at each meeting of the RSC on areas of potential risks to us, including cybersecurity risk. We also maintain a business information security committee (the "ISC") with employee representation across geographies, business lines and business functions. The ISC includes a cross functional group of our employees with expertise and responsibilities in areas such as operations, digital product solutions, information technology, compliance, security, finance, privacy, internal audit and legal risk mitigation. The ISC is managed by our Chief Information Security Officer and meets regularly to receive updates on our cybersecurity posture, emerging risks and new cybersecurity capabilities. Members of the ISC act as points of contact during incident response activities to provide oversight and logistical support to the information security team.
ITEM 2. PROPERTIES.
As of December 31, 2023, we conducted operations through 1,145 leased facilities and 232 owned facilities. Our facilities are divided among our reportable segments and Corporate and Other as follows: Global RIM Business (1,287), Global Data Center Business (30) and Corporate and Other (60). These facilities contain a total of approximately 98.0 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

IRON MOUNTAIN 2023 FORM 10-K	21

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
North America
United States (Including Puerto Rico)
Alabama	3	305,168	—	—	3	305,168
Arizona	7	436,657	6	1,207,281	13	1,643,938
Arkansas	2	63,604	—	—	2	63,604
California	76	7,339,160	9	942,356	85	8,281,516
Colorado	5	274,461	4	484,490	9	758,951
Connecticut	5	312,797	3	527,666	8	840,463
Delaware	2	197,840	2	162,721	4	360,561
District of Columbia	1	1,670	—	—	1	1,670
Florida	34	2,814,690	1	119,374	35	2,934,064
Georgia	12	940,981	2	129,611	14	1,070,592
Idaho	1	45,000	—	—	1	45,000
Illinois	13	1,210,705	7	1,309,975	20	2,520,680
Indiana	5	328,516	—	—	5	328,516
Iowa	2	145,138	1	14,200	3	159,338
Kansas	4	569,161	—	—	4	569,161
Kentucky	2	64,000	4	418,760	6	482,760
Louisiana	4	388,475	—	—	4	388,475
Maine	—	—	1	95,000	1	95,000
Maryland	19	1,996,017	1	19,001	20	2,015,018
Massachusetts	10	572,979	6	933,102	16	1,506,081
Michigan	15	953,486	1	39,502	16	992,988
Minnesota	9	788,916	—	—	9	788,916
Mississippi	3	201,300	—	—	3	201,300
Missouri	13	1,598,233	1	25,120	14	1,623,353
Montana	3	38,548	—	—	3	38,548
Nebraska	1	34,560	2	266,733	3	301,293
Nevada	9	227,840	1	107,041	10	334,881
New Hampshire	1	2,188	1	146,467	2	148,655
New Jersey	30	3,510,808	8	2,476,635	38	5,987,443
New Mexico	2	114,473	—	—	2	114,473
New York	20	1,066,410	10	970,800	30	2,037,210
North Carolina	20	958,889	1	97,000	21	1,055,889
Ohio	12	893,853	3	242,087	15	1,135,940
Oklahoma	4	196,044	—	—	4	196,044
Oregon	12	438,586	—	—	12	438,586
Pennsylvania	21	2,629,959	3	2,062,761	24	4,692,720
Puerto Rico	4	223,089	1	54,352	5	277,441
Rhode Island	1	94,968	—	—	1	94,968
South Carolina	4	168,636	2	214,238	6	382,874
Tennessee	5	256,743	4	63,909	9	320,652
Texas	39	2,654,205	19	1,838,880	58	4,493,085
Utah	2	78,148	1	90,553	3	168,701
Vermont	1	35,200	—	—	1	35,200
Virginia	16	1,346,372	4	375,791	20	1,722,163
Washington	8	716,411	4	180,228	12	896,639
West Virginia	2	105,502	—	—	2	105,502
Wisconsin	5	379,857	1	10,655	6	390,512
Total United States	469	37,720,243	114	15,626,289	583	53,346,532
Canada	40	2,846,203	15	1,713,060	55	4,559,263
Total North America	509	40,566,446	129	17,339,349	638	57,905,795

22	IRON MOUNTAIN 2023 FORM 10-K

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International
Argentina	2	134,753	4	298,864	6	433,617
Australia	41	3,010,051	1	13,885	42	3,023,936
Austria	1	2,691	1	58,771	2	61,462
Bahrain	2	33,659	—	—	2	33,659
Belgium	4	234,635	—	—	4	234,635
Brazil	38	2,699,755	6	291,280	44	2,991,035
Bulgaria	1	68,889	—	—	1	68,889
Chile	2	3,692	17	667,790	19	671,482
China Mainland (including China - Hong Kong S.A.R., China-Taiwan and China-Macau S.A.R.)	53	2,044,506	1	20,721	54	2,065,227
Colombia	18	783,980	—	—	18	783,980
Croatia	1	26,049	1	36,447	2	62,496
Cyprus	2	51,118	2	46,246	4	97,364
Czech Republic	7	138,788	—	—	7	138,788
Denmark	3	161,361	—	—	3	161,361
Egypt	3	113,506	1	163,611	4	277,117
England	68	5,128,168	18	598,009	86	5,726,177
Estonia	1	38,861	—	—	1	38,861
Eswatini	3	6,997	—	—	3	6,997
Finland	4	96,956	—	—	4	96,956
France	27	2,094,071	12	936,486	39	3,030,557
Germany	17	852,231	3	308,504	20	1,160,735
Greece	9	771,863	—	—	9	771,863
Hungary	7	350,590	—	—	7	350,590
India	81	3,702,063	—	—	81	3,702,063
Indonesia	18	527,746	2	58,965	20	586,711
Ireland	4	345,962	3	158,558	7	504,520
Jordan	1	107,639	—	—	1	107,639
Kuwait	2	11,626	—	—	2	11,626
Latvia	2	37,868	—	—	2	37,868
Lesotho	1	2,583	—	—	1	2,583
Lithuania	2	70,041	—	—	2	70,041
Malaysia	11	507,622	—	—	11	507,622
Mexico	10	454,982	8	585,885	18	1,040,867
Morocco	8	705,230	—	—	8	705,230
The Netherlands	6	474,559	—	—	6	474,559
New Zealand	6	413,959	—	—	6	413,959
Northern Ireland	3	129,083	—	—	3	129,083
Norway	4	155,323	—	—	4	155,323
Oman	2	77,758	—	—	2	77,758
Peru	2	47,265	10	433,770	12	481,035
Philippines	12	422,919	—	—	12	422,919
Poland	19	802,133	—	—	19	802,133
Romania	8	490,155	—	—	8	490,155
Saudi Arabia	7	400,687	—	—	7	400,687
Scotland	3	139,722	3	324,751	6	464,473
Serbia	2	106,540	—	—	2	106,540
Singapore	8	489,049	2	186,956	10	676,005
Slovakia	5	172,769	—	—	5	172,769
South Africa	15	462,543	—	—	15	462,543
South Korea	8	257,233	—	—	8	257,233
Spain	20	511,793	5	211,954	25	723,747
Sweden	8	1,047,265	—	—	8	1,047,265
Switzerland	12	283,857	—	—	12	283,857
Thailand	4	319,645	2	105,487	6	425,132

IRON MOUNTAIN 2023 FORM 10-K	23

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International (continued)
Turkey	9	683,641	—	—	9	683,641
Ukraine	10	208,050	—	—	10	208,050
United Arab Emirates	7	695,118	1	434,442	8	1,129,560
Vietnam	2	54,829	—	—	2	54,829
Total International	636	34,166,427	103	5,941,382	739	40,107,809
Total	1,145	74,732,873	232	23,280,731	1,377	98,013,604
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
Our total building utilization and total racking utilization as of December 31, 2023 in Records Management and Data Management are as follows:

RECORDS MANAGEMENT(1)		DATA MANAGEMENT
BUILDING UTILIZATION	RACKING UTILIZATION	BUILDING UTILIZATION	RACKING UTILIZATION
77%	83%	41%	62%
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
The following table sets forth a summary of the lease expirations for leases in place related to our Global Data Center Business, for which we are the lessor, as of December 31, 2023. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

YEAR	NUMBER OF LEASES EXPIRING	TOTAL MEGAWATTS EXPIRING	PERCENTAGE OF TOTAL MEGAWATTS EXPIRING	ANNUALIZED TOTAL CONTRACT RENT EXPIRING (IN THOUSANDS)	PERCENTAGE OF TOTAL CONTRACT VALUE ANNUALIZED RENT
2024	935	19.5	4.5%	$65,564	10.9%
2025	346	36.4	8.4%	86,659	14.5%
2026	242	23.3	5.4%	52,198	8.7%
2027	59	9.7	2.2%	24,459	4.1%
2028	64	58.2	13.4%	74,435	12.4%
2029	15	24.6	5.7%	24,250	4.0%
2030	5	48.6	11.2%	53,808	9.0%
Thereafter	23	213.5	49.2%	217,790	36.4%
Total	1,689	433.8	100.0%	$599,163	100.0%

24	IRON MOUNTAIN 2023 FORM 10-K

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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

IRON MOUNTAIN 2023 FORM 10-K	25

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NYSE under the symbol "IRM". The closing price of our common stock on the NYSE on February 16, 2024 was $67.98. As of February 16, 2024, there were 3,083 holders of record of our common stock. See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended December 31, 2023, nor did we repurchase any shares of our common stock during the three months ended December 31, 2023.
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

IRON MOUNTAIN 2023 FORM 10-K	27

Part II

OVERVIEW
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn, a global program designed to accelerate the growth of our business. Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150.0 million in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives. The following chart presents (in thousands) total Restructuring and other transformation costs related to Project Matterhorn from the inception of Project Matterhorn through December 31, 2023 and for the years ended December 31, 2023 and 2022:

From the Inception of Project Matterhorn through December 31, 2023

For the Year ended December 31, 2023

For the Year ended December 31, 2022

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•Our organic storage rental revenue growth is primarily driven by revenue management in our Global RIM Business segment, where we expect volume to be relatively stable in the near term, as well as by growth in our Global Data Center Business segment, primarily driven by lease commencements.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth in 2024 to benefit from our new and existing digital offerings and ALM, as well as our traditional services.
•We expect continued total revenue and Adjusted EBITDA growth in 2024 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and of revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of (i) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period, and (ii) the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets; (3) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, and consulting services; and (4) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout. Our Records Management and Data Management service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active and more archival. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
Cost of sales (excluding depreciation and amortization) consists primarily of labor, including wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, labor and facility occupancy costs are the most significant. Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, IT, sales, account management and marketing personnel, as well as expenses related to communications, travel, professional fees, bad debts, training, office equipment and supplies.

28	IRON MOUNTAIN 2023 FORM 10-K

Part II

Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the year ended December 31, 2023 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

11%
Product Cost of Sales and Other
38%
Labor
7%
Transportation
44%
Facilities

29%
Sales, Marketing and Account Management
71%
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
•The overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American operations, which has resulted in an increase in selling, general and administrative expenses as a percentage of revenue as our international operations become a larger percentage of our consolidated results.

Our depreciation and amortization charges result primarily from depreciation related to storage systems, which include racking structures, buildings, building and leasehold improvements and computer systems hardware and software. Amortization relates primarily to customer and supplier relationship intangible assets, Contract Costs (as defined below in Critical Accounting Estimates) and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.
Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2022 results at the 2023 average exchange rates. Constant currency growth rates are a non-GAAP measure.

IRON MOUNTAIN 2023 FORM 10-K	29

Part II

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE STRENGTHENING / (WEAKENING) OF FOREIGN CURRENCY
	2023	2022	2023	2022
Australian dollar	2.6%	2.8%	$0.664	$0.695	(4.5)%
Brazilian real	1.8%	1.8%	$0.200	$0.194	3.1%
British pound sterling	7.2%	6.5%	$1.243	$1.237	0.5%
Canadian dollar	5.1%	5.3%	$0.741	$0.769	(3.6)%
Euro	6.6%	7.0%	$1.081	$1.054	2.6%
The percentage of United States dollar-reported revenues for all other foreign currencies was 12.7% for both of the years ended December 31, 2023 and 2022.

30	IRON MOUNTAIN 2023 FORM 10-K

Part II

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2023	2022
Net Income (Loss)	$187,263	$562,149
Add/(Deduct):
Interest expense, net	585,932	488,014
Provision (benefit) for income taxes	39,943	69,489
Depreciation and amortization	776,159	727,595
Acquisition and Integration Costs(1)	25,875	47,746
Restructuring and other transformation	175,215	41,933
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(12,825)	(93,268)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(2)	98,891	(83,268)
Stock-based compensation expense	73,799	56,861
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	11,425	9,806
Adjusted EBITDA	$1,961,677	$1,827,057
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
(2)Includes foreign currency transaction losses (gains), net, debt extinguishment expense and other, net. See Note 2.v. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other expense (income), net.

IRON MOUNTAIN 2023 FORM 10-K	31

Part II

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	YEAR ENDED DECEMBER 31,
	2023	2022
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.63	$1.90
Add/(Deduct):
Acquisition and Integration Costs	0.09	0.16
Restructuring and other transformation	0.60	0.14
Amortization related to the write-off of certain customer relationship intangible assets	—	0.02
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.04)	(0.31)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.34	(0.28)
Stock-based compensation expense	0.25	0.19
Non-cash amortization related to derivative instruments(1)	0.07	0.03
Tax impact of reconciling items and discrete tax items(2)	(0.12)	(0.08)
Income (Loss) Attributable to Noncontrolling Interests	0.01	0.02
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(3)	$1.82	$1.79
(1)Relates to the amortization of the excluded component of our cross-currency swap agreements, which is recognized on a straight-line basis as a component of Interest expense, net in our Consolidated Statements of Operations.
(2)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the years ended December 31, 2023 and 2022 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2023 and 2022 was 12.3% and 15.2%, respectively.
(3)Columns may not foot due to rounding.

32	IRON MOUNTAIN 2023 FORM 10-K

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
We modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other expense (income), net	•Stock-based compensation expense •Non-cash amortization related to derivative instruments •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2023	2022
Net Income (Loss)	$187,263	$562,149
Add/(Deduct):
Real estate depreciation(1)	322,045	307,895
(Gain) loss on sale of real estate, net of tax(2)	(16,656)	(94,059)
Data center lease-based intangible assets amortization(3)	22,322	16,955
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	2,226	—
FFO (Nareit)	517,200	792,940
Add/(Deduct):
Acquisition and Integration Costs	25,875	47,746
Restructuring and other transformation	175,215	41,933
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	4,307	1,564
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	98,891	(83,268)
Stock-based compensation expense	73,799	56,861
Non-cash amortization related to derivative instruments	21,097	9,100
Real estate financing lease depreciation	12,019	13,197
Tax impact of reconciling items and discrete tax items(4)	(35,307)	(25,190)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(374)	2,874
FFO (Normalized)	$892,722	$857,757
(1)Includes depreciation expense related to owned real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate financing leases.
(2)Tax expense associated with the gain on sale of real estate for the years ended December 31, 2023 and 2022 was approximately $0.5 million and $0.8 million, respectively.
(3)Includes amortization expense for Data Center In-Place Leases and Data Center Tenant Relationships as defined in Note 2.m. to Notes to Consolidated Financial Statements included in this Annual Report.
(4)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but has an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(18.1) million and $(11.9) million for the years ended December 31, 2023 and 2022, respectively.

IRON MOUNTAIN 2023 FORM 10-K	33

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
REVENUE RECOGNITION
Revenue is recognized when or as control of promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 2.s. to Notes to Consolidated Financial Statements included in this Annual Report for additional details on our revenue recognition policies. Revenue for all our lines of business, with the exception of storage revenues in our Global Data Center Business (which is subject to Accounting Standards Codification ("ASC") Topic 842, Leases), is recognized in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), the application of which requires that we make significant judgments related to performance obligations and the transfer of control to the customer.
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
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, "Contract Costs"). Contract Costs are generally amortized over a three year term, which we have determined is consistent with the transfer of the underlying performance obligations to which the assets relate. Different determinations on term length would result in differences in the amount and timing of amortization expense recognized.
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

34	IRON MOUNTAIN 2023 FORM 10-K

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
The fair value of the Deferred Purchase Obligation associated with the ITRenew Transaction (each as defined in Note 3 to Notes to Consolidated Financial Statements included in this Annual Report) was determined utilizing a Monte-Carlo simulation model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks.
Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. Total property, plant and equipment acquired in our 2023 acquisitions was approximately $140.7 million.
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
We did not record impairment charges for any of our long-lived assets or finite-lived intangibles during the years ended December 31, 2023 and 2022.

IRON MOUNTAIN 2023 FORM 10-K	35

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
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2023 and 2022. We concluded that as of October 1, 2023 and 2022, goodwill was not impaired.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2023 were as follows:

•North American Records and Information Management reporting unit ("North America RIM")
•Europe Records and Information Management reporting unit ("Europe RIM")
•Middle East, North Africa, Turkey and South Africa Records Information Management reporting unit ("MENATSA RIM")
•Latin America Records and Information Management reporting unit ("Latin America RIM")
•Asia, Australia and New Zealand Records and Information Management reporting unit ("APAC RIM") •Entertainment Services •Global Data Center •Fine Arts •ALM

See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.
Based on our goodwill impairment analysis as of October 1, 2023, all of our reporting units had estimated fair values exceeding their carrying values by greater than 30%. The Global Data Center and ALM reporting units represented approximately $1,058.4 million, or 21.1%, of our consolidated goodwill balance at December 31, 2023, and their fair values are most sensitive to changes in our assumptions. The following is a summary of the Global Data Center and ALM reporting units including the goodwill balance (in thousands), the percentage by which the fair value of the reporting units exceeded their carrying values and certain key assumptions used by us in determining the fair value of the reporting units as of October 1, 2023:

REPORTING UNIT	GOODWILL BALANCE AT OCTOBER 1, 2023	PERCENTAGE BY WHICH THE FAIR VALUE OF THE REPORTING UNIT EXCEEDED THE REPORTING UNIT CARRYING VALUE AS OF OCTOBER 1, 2023	KEY ASSUMPTIONS IN THE FAIR VALUE OF REPORTING UNIT MEASUREMENT AS OF OCTOBER 1, 2023
			DISCOUNT RATE	AVERAGE ANNUAL ADJUSTED EBITDA MARGIN USED IN DISCOUNTED CASH FLOW	AVERAGE ANNUAL CAPITAL EXPENDITURES AS PERCENTAGE OF REVENUE(1)	TERMINAL GROWTH RATE(2)
Global Data Center	$447,931	31.2%	9.0%	45.0%	19.7%	4.0%
ALM	579,054	37.7%	16.5%	13.6%	1.2%	3.5%
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
The fair values of our reporting units are generally determined using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach"). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for the Global Data Center and ALM reporting units where the estimated fair value exceeded their respective carrying values by approximately 31.2% and 37.7% as of October 1, 2023. The fair value of our Global Data Center reporting unit was determined using a combined Discounted Cash Flow Model and Market Approach, while the fair value of our ALM reporting unit was determined using a Discounted Cash Flow Model approach. We do not use a Market Approach when determining the fair value of our ALM reporting unit given a lack of directly comparable publicly traded guideline companies to ALM. The success of these businesses and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration, (iv) accuracy in the timing and costs of capital investments related to expansions and (v) market pricing trends of IT hardware and component assets.

36	IRON MOUNTAIN 2023 FORM 10-K

Part II

GLOBAL DATA CENTER
Our Global Data Center Business operates 26 data centers across 21 global markets, either directly or through unconsolidated joint ventures. We provide enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure with secure, reliable and flexible data center options. Data centers are highly specialized and secure assets that serve as centralized repositories of server, storage and network equipment. They are capital intensive and designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. In order to attract and retain customers, as well as sustain growth in our existing and new markets, we must have the capability to tailor our facilities and invest capital to meet our customers’ needs. Our estimate of fair value reflects the expected growth in each of our data center markets along with the corresponding capital investments required to meet demand.
ALM
Our ALM business provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets. ALM services are enabled by: (i) secure logistics, chain of custody and complete asset traceability practices; (ii) environmentally-responsible asset processing and recycling; and (iii) data sanitization and asset refurbishment services that enable value recovery through asset remarketing. The assumptions we used in determining fair value reflect the ongoing and anticipated expansion of these services, the maintenance and further development of the supplier relationships required to expand this business and meet customer demand and decommissioning schedules of our supplier's IT hardware and component assets, as well as demand for such assets at that time. The assumptions used also reflect the continued stabilization and improvement in market pricing for IT hardware and component assets from pricing observed as compared to recent history.
KEY ASSUMPTIONS
Key factors that could reasonably be expected to have a negative impact on the estimated fair value of these reporting units and potentially result in impairment charges include, but are not limited to: (i) a deterioration in general economic conditions, (ii) significant adverse changes in regulatory factors or in the business climate and (iii) adverse actions or assessment by regulators, all of which could result in adverse changes to the key assumptions used in valuing the reporting units. The inability to meet the assumptions used in the Discounted Cash Flow Model and Market Approach for each of the reporting units, or future adverse market conditions not currently known, could lead to a fair value that is less than the carrying value in any one of our reporting units.
The Discounted Cash Flow Model incorporates significant assumptions including future revenue growth rates, operating margins, discount rates and capital expenditures. The Market Approach requires us to make assumptions related to EBITDA multiples. Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.
Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2023.
We noted that, based on the estimated fair value of all of our reporting units determined as of October 1, 2023:
•a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of our reporting units as of October 1, 2023 by a range of approximately 7.7% to 11.5% but would not, however, have resulted in the carrying value of any of our reporting units exceeding their estimated fair value; and
•a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of our reporting units as of October 1, 2023 by a range of approximately 2.7% to 15.4% but would not, however, have resulted in the carrying value of any of our reporting units exceeding their estimated fair value.
At December 31, 2023, no factors were identified that would alter the conclusions of our October 1, 2023 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

IRON MOUNTAIN 2023 FORM 10-K	37

Part II

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
At December 31, 2023, we have federal net operating loss carryforwards of $109.6 million, which can be carried forward indefinitely, of which $88.7 million is expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $133.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 73.8%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2023 and 2022, we had approximately $23.6 million and $27.8 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
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

38	IRON MOUNTAIN 2023 FORM 10-K

Part II

RESULTS OF OPERATIONS
The following information summarizes our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 23, 2023.
COMPARISON OF YEAR ENDED DECEMBER 31, 2023 TO YEAR ENDED DECEMBER 31, 2022
(IN THOUSANDS):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Revenues	$5,480,289	$5,103,574	$376,715	7.4%
Operating Expenses	4,558,511	4,053,703	504,808	12.5%
Operating Income	921,778	1,049,871	(128,093)	(12.2)%
Other Expenses, Net	734,515	487,722	246,793	50.6%
Net Income (Loss)	187,263	562,149	(374,886)	(66.7)%
Net Income (Loss) Attributable to Noncontrolling Interests	3,029	5,168	(2,139)	(41.4)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$184,234	$556,981	$(372,747)	(66.9)%
Adjusted EBITDA(1)	$1,961,677	$1,827,057	$134,620	7.4%
Adjusted EBITDA Margin(1)	35.8%	35.8%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN 2023 FORM 10-K	39

Part II

REVENUES
Total revenues consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$3,370,645	$3,034,023	$336,622	11.1%	11.2%	0.7%	10.5%
Service	2,109,644	2,069,551	40,093	1.9%	2.2%	0.6%	1.6%
Total Revenues	$5,480,289	$5,103,574	$376,715	7.4%	7.6%	0.7%	6.9%
(1)Constant currency growth rate, which is a non-GAAP measure, is calculated by translating the 2022 results at the 2023 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the year ended December 31, 2023, the increase in reported revenue was primarily driven by organic storage rental revenue growth. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate by 0.2% in the year ended December 31, 2023 compared to the prior year period.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 include the following:

STORAGE RENTAL REVENUE
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management; and
•a decrease of $2.5 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUE
•organic service revenue growth driven by increased service activity levels in our Global RIM Business, partially offset by service revenue declines in our ALM business as a result of component price declines, partially offset by increased volume; and
•a decrease of $6.1 million due to foreign currency exchange rate fluctuations.

40	IRON MOUNTAIN 2023 FORM 10-K

Part II

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2023	2022
Labor	$891,351	$807,220	$84,131	10.4%	10.6%	16.3%	15.8%	0.5%
Facilities	1,028,765	884,930	143,835	16.3%	16.3%	18.8%	17.3%	1.5%
Transportation	158,737	157,298	1,439	0.9%	1.5%	2.9%	3.1%	(0.2)%
Product Cost of Sales and Other	278,947	339,672	(60,725)	(17.9)%	(17.5)%	5.1%	6.7%	(1.6)%
Total Cost of sales	$2,357,800	$2,189,120	$168,680	7.7%	7.9%	43.0%	42.9%	0.1%
Primary factors influencing the change in reported Cost of sales for the year ended December 31, 2023 compared to the year ended December 31, 2022 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our sale-leaseback activity during the years ended December 31, 2022 and 2023, as well as increases in utilities costs;
•a decrease in product cost of sales in our ALM business as a result of component price declines, partially offset by increased volume; and
•a decrease of $4.0 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN 2023 FORM 10-K	41

Part II

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
			DOLLAR CHANGE
	2023	2022		ACTUAL	CONSTANT CURRENCY	2023	2022
General, Administrative and Other	$873,195	$839,844	$33,351	4.0%	4.2%	15.9%	16.5%	(0.6)%
Sales, Marketing and Account Management	363,092	300,733	62,359	20.7%	20.6%	6.6%	5.9%	0.7%
Total Selling, general and administrative expenses	$1,236,287,000	$1,140,577,000	$95,710	8.4%	8.5%	22.6%	22.4%	0.2%
Primary factors influencing the change in reported Selling, general and administrative expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 include the following:
•an increase in general, administrative and other expenses, primarily driven by recent acquisitions;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased headcount; and
•a decrease of $1.7 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Our depreciation and amortization charges result primarily from depreciation related to storage systems, which include racking structures, buildings, building and leasehold improvements and computer systems hardware and software. Amortization relates primarily to customer and supplier relationship intangible assets, Contract Costs and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.
Depreciation expense increased $46.9 million, or 9.8%, on a reported dollar basis for the year ended December 31, 2023 compared to the year ended December 31, 2022. See Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $1.7 million, or 0.7%, on a reported dollar basis for the year ended December 31, 2023 compared to the year ended December 31, 2022.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the years ended December 31, 2023 and 2022 was approximately $25.9 million and $47.7 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the years ended December 31, 2023 and 2022 were approximately $175.2 million and $41.9 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.

42	IRON MOUNTAIN 2023 FORM 10-K

Part II

GAIN ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND
EQUIPMENT, NET

	YEAR ENDED DECEMBER 31,
	2023	2022
Gain on disposal/write-down of property, plant and equipment, net	$12.8 million	$93.3 million
The gains primarily consist of:
•Gains associated with sale and sale-leaseback transactions of approximately $19.5 million, of which approximately $18.5 million relates to a sale-leaseback transaction of a facility in Singapore during the first quarter of 2023. These gains are partially offset by losses related to the disposal of assets associated with facility consolidations.

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

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased $97.9 million to $585.9 million in the year ended December 31, 2023 from $488.0 million in the year ended December 31, 2022. The increase is primarily due to higher average debt outstanding during the year ended December 31, 2023 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.6% and 5.1% at December 31, 2023 and 2022, respectively. See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE
DESCRIPTION	2023	2022
Foreign currency transaction losses (gains), net(1)	$36,799	$(61,684)	$98,483
Debt extinguishment expense	—	671	(671)
Other, net(2)	71,841	(8,768)	80,609
Other expense (income), net	$108,640	$(69,781)	$178,421
(1)We recorded net foreign currency transaction losses of $36.8 million in the year ended December 31, 2023, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2022 on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the year ended December 31, 2023 consists primarily of a loss of approximately $38.0 million associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV. See the Investments section of Liquidity and Capital Resources for additional information. We also recognized losses on our equity method investments and the change in value of the Deferred Purchase Obligation.

IRON MOUNTAIN 2023 FORM 10-K	43

Part II

PROVISION (BENEFIT) FOR INCOME TAXES
Our effective tax rates for the years ended December 31, 2023 and 2022 were 17.6% and 11.0%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate, (ii) tax law changes, (iii) volatility in foreign exchange gains and losses, (iv) the timing of the establishment and reversal of tax reserves, (v) our ability to utilize net operating losses that we generate and (vi) the taxability or deductibility of significant transactions.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2023	2022
The benefits derived from the dividends paid deduction of $39.3 million and the differences in the tax rates to which our foreign earnings are subject of $6.9 million. In addition, there were gains and losses recorded in Other expense (income), net for which there was no tax impact.

The benefits derived from the dividends paid deduction of $82.6 million and the differences in the tax rates to which our foreign earnings are subject of $22.2 million. In addition, there were gains and losses recorded in Other expense (income), net and Gain (loss) on disposal/write-down of property, plant and equipment, net during the period for which there were insignificant tax impacts.

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

44	IRON MOUNTAIN 2023 FORM 10-K

Part II

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2023	2022
Net Income (Loss)	$187,263	$562,149	$(374,886)	(66.7)%
Net Income (Loss) as a percentage of Revenue	3.4%	11.0%
Adjusted EBITDA	$1,961,677	$1,827,057	$134,620	7.4%
Adjusted EBITDA Margin	35.8%	35.8%

Adjusted EBITDA Margin for the year ended December 31, 2023 was consistent with the prior year, driven by improved service revenue trends, revenue management and ongoing cost containment measures, offset by lower Adjusted EBITDA Margin in our ALM business.
↑ INCREASED BY $134.6 MILLION OR 7.4% Adjusted EBITDA

IRON MOUNTAIN 2023 FORM 10-K	45

Part II

SEGMENT ANALYSIS
See the discussion of Business Segments under Item I and Note 11 to Notes to Consolidated Financial Statements, both included in this Annual Report, for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$2,834,352	$2,606,721	$227,631	8.7%	9.0%	0.4%	8.6%
Service	1,827,424	1,688,394	139,030	8.2%	8.6%	(0.5)%	9.1%
Segment Revenue	$4,661,776	$4,295,115	$366,661	8.5%	8.8%	—%	8.8%
Segment Adjusted EBITDA	$2,027,037	$1,887,589	$139,448
Segment Adjusted EBITDA Margin	43.5%	43.9%
SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the year ended December 31, 2023 compared to the year ended December 31, 2022 include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business;
•a decrease in revenue of $11.9 million due to foreign currency exchange rate fluctuations; and
•a 40 basis point decrease in Adjusted EBITDA Margin primarily driven by an increase in compensation and other employee-related costs and higher facilities costs, partially offset by revenue management.

46	IRON MOUNTAIN 2023 FORM 10-K

Part II

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$474,066	$372,208	$101,858	27.4%	26.4%	3.0%	23.4%
Service	20,960	28,917	(7,957)	(27.5)%	(28.2)%	(0.3)%	(27.9)%
Segment Revenue	$495,026	$401,125	$93,901	23.4%	22.4%	2.7%	19.7%
Segment Adjusted EBITDA	$215,945	$175,622	$40,323
Segment Adjusted EBITDA Margin	43.6%	43.8%
SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the year ended December 31, 2023 compared to the year ended December 31, 2022 include the following:
•organic storage rental revenue growth from leases that commenced during 2023 and in prior periods, improved pricing and higher pass-through power costs, partially offset by churn of 570 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 20 basis point decrease in Adjusted EBITDA Margin reflecting higher pass-through power costs, partially offset by ongoing cost management and a decline in lower margin project revenue.

IRON MOUNTAIN 2023 FORM 10-K	47

Part II

CORPORATE AND OTHER (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2023	2022	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$62,227	$55,094	$7,133	12.9%	12.7%	4.6%	8.1%
Service	261,260	352,240	(90,980)	(25.8)%	(25.8)%	5.3%	(31.1)%
Revenue	$323,487	$407,334	$(83,847)	(20.6)%	(20.6)%	5.2%	(25.8)%
Adjusted EBITDA	$(281,305)	$(236,154)	$(45,151)
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other for the year ended December 31, 2023 compared to the year ended December 31, 2022 include the following:
•a decrease in service revenue in our ALM business as a result of component price declines, which we expect to improve from current levels, partially offset by increased volume; and
•a decrease in Adjusted EBITDA driven by the flow through of service revenue declines in our ALM business.

48	IRON MOUNTAIN 2023 FORM 10-K

Part II

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
We expect to meet our short-term and long-term cash flow requirements through cash generated from operations, cash on hand, borrowings under our Credit Agreement (as defined below), as well as other potential financings (such as the issuance of debt). Our cash flow requirements, both in the near and long term, include, but are not limited to, capital expenditures, the repayment of outstanding debt, shareholder dividends, potential business acquisitions and normal business operation needs.
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. During the years ended December 31, 2023 and 2022, we incurred approximately $175.2 million and $41.9 million, respectively, of Restructuring and other transformation costs related to Project Matterhorn, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2023	2022
Cash Flows from Operating Activities	$1,113,567	$927,695
Cash Flows from Investing Activities	(1,444,356)	(1,660,423)
Cash Flows from Financing Activities	425,666	639,207
Cash and Cash Equivalents, End of Year	222,789	141,797
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the year ended December 31, 2023, net cash flows provided by operating activities increased by $185.9 million compared to the prior year period primarily due to an increase in cash from working capital of $211.9 million, primarily related to the timing of accounts receivable collections, partially offset by a decrease in net income (excluding non-cash charges) of $26.0 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activities during the year ended December 31, 2023 included cash paid for capital expenditures of $1,339.2 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the year ended December 31, 2023 included:
•Net proceeds of approximately $990.0 million associated with the issuance of the 7% Notes due 2029 (as defined below).
•Net proceeds of approximately $1,181.0 million associated with the borrowing of the Term Loan B due 2031 (as defined below), which were used to repay outstanding borrowings under the Revolving Credit Facility (as defined below).
•Payment of dividends in the amount of $737.7 million on our common stock.

IRON MOUNTAIN 2023 FORM 10-K	49

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
•Innovation and Other: Discretionary capital expenditures for significant new products and services as well as computer hardware and software to support new products and services or to achieve operational or cost efficiencies. Integration costs of acquisitions are also included.
RECURRING CAPITAL EXPENDITURES:
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
The following table presents our capital spend for 2023 and 2022 organized by the type of the spending as described above.

NATURE OF CAPITAL SPEND (IN THOUSANDS)	2023	2022
Growth Investment Capital Expenditures:
Data Center	$964,198	$592,875
Real Estate	201,036	181,285
Innovation and Other	81,135	45,371
Total Growth Investment Capital Expenditures	1,246,369	819,531
Recurring Capital Expenditures:
Data Center	17,198	17,008
Real Estate	58,465	60,354
Non-Real Estate	64,743	65,134
Total Recurring Capital Expenditures	140,406	142,496
Total Capital Spend (on accrual basis)	1,386,775	962,027
Net increase (decrease) in prepaid capital expenditures	14,174	(2,270)
Net (increase) decrease in accrued capital expenditures	(61,726)	(84,379)
Total Capital Spend (on cash basis)	$1,339,223	$875,378
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,500.0 million for the year ending December 31, 2024. Of this, we expect capital expenditures for growth investment of approximately $1,350.0 million, and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.

50	IRON MOUNTAIN 2023 FORM 10-K

Part II

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2023 are related to cash and cash equivalents held in money market funds. See Note 2.g. to Notes to the Consolidated Financial Statements included in this Annual Report for information on our money market funds.
Long-term debt as of December 31, 2023 is as follows (in thousands):

	DECEMBER 31, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$—	$(4,621)	$(4,621)
Term Loan A	228,125	—	228,125
Term Loan B due 2026	659,298	(2,498)	656,800
Term Loan B due 2031	1,191,000	(13,026)	1,177,974
Virginia 3 Term Loans	101,218	(4,641)	96,577
Virginia 4/5 Term Loans	16,338	(5,892)	10,446
Australian Dollar Term Loan	197,743	(482)	197,261
UK Bilateral Revolving Credit Facility	178,239	—	178,239
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	509,254	(1,763)	507,491
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(5,332)	994,668
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")	825,000	(5,019)	819,981
5% Senior Notes due 2028 (the "5% Notes due 2028")	500,000	(3,316)	496,684
7% Senior Notes due 2029 (the "7% Notes due 2029")	1,000,000	(10,813)	989,187
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(8,318)	991,682
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")	1,300,000	(9,903)	1,290,097
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")	1,100,000	(8,917)	1,091,083
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(11,206)	738,794
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")	600,000	(4,985)	595,015
Real Estate Mortgages, Financing Lease Liabilities and Other	519,907	(403)	519,504
Accounts Receivable Securitization Program	358,500	(317)	358,183
Total Long-term Debt	12,034,622	(101,452)	11,933,170
Less Current Portion	(120,670)	—	(120,670)
Long-term Debt, Net of Current Portion	$11,913,952	$(101,452)	$11,812,500
See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our long-term debt.
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and two term loan B facilities (the "Term Loan B due 2026" and the "Term Loan B due 2031").
The Revolving Credit Facility enables IMI and certain of its subsidiaries to borrow an aggregate outstanding amount not to exceed $2,250.0 million in United States dollars and (subject to sublimits) Canadian dollars. Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder. The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027, at which point all obligations become due. On March 18, 2022, we borrowed the full amount of the Term Loan A of $250.0 million. The Term Loan A is to be paid in quarterly installments in an amount equal to $3.1 million per quarter. Iron Mountain Information Management, LLC ("IMIM"), a wholly-owned subsidiary of IMI, is the borrower under the Term Loan B due 2026, which has a principal amount of $700.0 million. The Term Loan B due 2026, which matures on January 2, 2026, was issued at 99.75% of par. Principal payments on the Term Loan B due 2026 are to be paid in quarterly installments of $1.8 million.
In December 2023, we entered into the Term Loan B due 2031 in the principal amount of $1,200.0 million, of which IMIM borrowed the full amount. The Term Loan B due 2031 was issued at 99.25% of par and matures on January 31, 2031. The aggregate net proceeds of approximately $1,181.0 million, after paying commissions to the joint lead arrangers and net of the original issue discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B due 2031 is an incremental term loan under the Credit Agreement. Beginning in the first quarter of 2024, the Term Loan B due 2031 is to be paid in quarterly installments of $3.0 million.

IRON MOUNTAIN 2023 FORM 10-K	51

Part II

IMI and certain subsidiaries of IMI that represent the substantial majority of our operations in the United States, Canada and the United Kingdom guarantee all obligations under the Credit Agreement. The capital stock or other equity interests of our United States subsidiaries representing the substantial majority of our United States operations, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure all obligations under the Credit Agreement, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure obligations under the Credit Agreement (collectively, the “Credit Agreement Collateral”).
The interest rate on borrowings under the Revolving Credit Facility varies depending on our choice of interest rate benchmark and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. The Term Loan A bears interest at the Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1% plus 1.75%. Due to the discontinuance of the London Interbank Offered Rate ("LIBOR") reference rate on June 30, 2023, we transitioned the Term Loan B due 2026 from an interest rate of LIBOR plus 1.75% to a synthetic LIBOR rate plus 1.75%, effective July 1, 2023. The Term Loan B due 2031 bears interest at the SOFR plus 2.25%. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from 0.2% to 0.3% based on our consolidated leverage ratio.
As of December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility and $228.1 million, $659.8 million and $1,200.0 million outstanding under the Term Loan A, the Term Loan B due 2026 and the Term Loan B due 2031, respectively. As of December 31, 2023, we had various outstanding letters of credit totaling $4.8 million under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2023, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $2,245.2 million (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The interest rates in effect under the Term Loan A, the Term Loan B due 2026 and the Term Loan B due 2031 as of December 31, 2023 were 7.2%, 5.2% and 7.6%, respectively.
VIRGINIA CREDIT AGREEMENTS
VIRGINIA 3 CREDIT AGREEMENT
On August 31, 2023, Iron Mountain Data Centers Virginia 3, LLC, a wholly-owned subsidiary of IMI, entered into a credit agreement (the "Virginia 3 Credit Agreement") in order to partially finance the construction of a data center facility in Virginia. The Virginia 3 Credit Agreement consists of a term loan facility and a letter of credit facility. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $275.0 million (the "Virginia 3 Term Loans"). The Virginia 3 Term Loans bear interest at the SOFR plus 2.50%. The Virginia 3 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.75%. The Virginia 3 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 3, LLC. The Virginia 3 Credit Agreement is scheduled to mature on August 31, 2026, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond August 31, 2026, subject to the conditions specified in the Virginia 3 Credit Agreement. As of December 31, 2023, we have $101.2 million in outstanding borrowings in Virginia 3 Term Loans with a weighted average interest rate of 6.2%.
VIRGINIA 4/5 CREDIT AGREEMENT
On October 31, 2022, Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 4/5 JV, LP, entered into a credit agreement (the "Virginia 4/5 Credit Agreement") in order to finance the construction of two data center facilities in Virginia. The Virginia 4/5 Credit Agreement consists of a term loan facility and a letter of credit facility. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed approximately $205.0 million (the "Virginia 4/5 Term Loans"). The Virginia 4/5 Term Loans bear interest at SOFR plus a credit spread adjustment of 0.1% plus 1.625%. The Virginia 4/5 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.4875%. The Virginia 4/5 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC. The Virginia 4/5 Credit Agreement is scheduled to mature on October 31, 2025, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond October 31, 2025, subject to the conditions specified in the Virginia 4/5 Credit Agreement, including the lender's consent. As of December 31, 2023, we have $16.3 million in outstanding borrowings in Virginia 4/5 Term Loans with a weighted average interest rate of 6.1%.

52	IRON MOUNTAIN 2023 FORM 10-K

Part II

MAY 2023 OFFERING
On May 15, 2023, Iron Mountain Incorporated completed a private offering of (in thousands):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
7% Notes due 2029	$1,000,000	February 15, 2029	February 15 and August 15	August 15, 2025
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
AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350.0 million Australian dollars ("AUD Term Loan"). All indebtedness associated with the AUD Term Loan was issued at 99% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 7.7 million Australian dollars per year. The AUD Term Loan bears interest at BBSY (an Australian benchmark variable interest rate) plus 3.625%. The AUD Term Loan is guaranteed by Iron Mountain Australia Group Pty, Ltd. and certain other Australian subsidiaries (the "Australia Group Guarantors") and by the guarantors of the Credit Agreement. The AUD Term Loan is secured by the capital stock and assets of the Australia Group Guarantors and by the Credit Agreement Collateral. The AUD Term Loan is scheduled to mature on September 30, 2026, at which point all obligations become due.
As of December 31, 2023, we had 292.4 million Australian dollars ($199.2 million based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2023) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 8.0% and 6.9% as of December 31, 2023 and 2022, respectively.
UK BILATERAL REVOLVING CREDIT FACILITY
Iron Mountain (UK) PLC ("IM UK") and Iron Mountain (UK) Data Centre Limited, wholly owned subsidiaries of IMI (collectively, the "UK Borrowers"), have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility"). The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140.0 million British pounds sterling, which was fully drawn as of December 31, 2023. We have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility. IMI and subsidiaries of IMI that represent the substantial majority of our operations in the United States and the United Kingdom guarantee all obligations under the UK Bilateral Revolving Credit Facility. The UK Bilateral Revolving Credit Facility is secured by certain properties in the United Kingdom.
On September 19, 2023, the UK Borrowers amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2024 to September 24, 2025. The interest rate in effect under the UK Bilateral Revolving Credit Facility was 7.3% as of December 31, 2023.
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We participate in an accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly-owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly-owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. The Accounts Receivable Securitization Program is secured by a substantial majority of our net receivables in the United States.
On June 8, 2023, we amended the Accounts Receivable Securitization Program to increase the maximum borrowing capacity from $325.0 million to $360.0 million. As of December 31, 2023, we had $358.5 million outstanding under the Accounts Receivable Securitization Program. The interest rate in effect under the Accounts Receivable Securitization Program was 6.4% as of December 31, 2023. Commitment fees at a rate of 35 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

IRON MOUNTAIN 2023 FORM 10-K	53

Part II

CASH POOLING
Certain of our subsidiaries participate in cash pooling arrangements (the "Cash Pools") to help manage global liquidity requirements. We utilize the following Cash Pools: (i) two Cash Pools with Bank Mendes Gans, an independently operated wholly owned subsidiary of ING Group, one of which we use to manage global liquidity requirements for our QRSs and the other for our TRSs, (ii) two Cash Pools with JP Morgan Chase Bank, N.A. ("JPM"), one of which we use to manage liquidity requirements for our QRSs in the Asia Pacific region and the other for our TRSs in the Asia Pacific region and (iii) two Cash Pools with JPM, one of which we use to manage liquidity requirements for our QRSs in the Europe, Middle East, and Africa regions and the other for our TRSs in the Europe, Middle East, and Africa regions.
Under each of the Cash Pools, cash deposited by participating subsidiaries with certain financial institutions is pledged as security against the debit balances of other participating subsidiaries with legal rights of offset provided to the financial institutions. Therefore, such amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools.
LETTERS OF CREDIT
As of December 31, 2023, we had outstanding letters of credit totaling $38.8 million, of which $4.8 million reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2024 and March 2025.
DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis, and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2023 are as follows:

	DECEMBER 31, 2023	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.1	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

54	IRON MOUNTAIN 2023 FORM 10-K

Part II

DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon the one-month SOFR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
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
As of December 31, 2023 and 2022, we have approximately $520.0 million and $354.8 million, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through February 2026.
CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of December 31, 2023 and 2022, we have approximately $509.2 million and $469.2 million, respectively, in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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
ACQUISITIONS
See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our acquisitions.
WEB WERKS
On July 7, 2023, we made our final contractual investment in the Web Werks JV (as defined below) of approximately 3,750.0 million Indian rupees (or approximately $45.3 million, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of this investment) (the "Web Werks Transaction"). As a result of the Web Werks Transaction, our interest in the Web Werks JV increased to 63.39%, we assumed control of its board of directors and the financial results of the Web Werks JV are now consolidated within our Global Data Center Business segment. We recognized noncontrolling interests of approximately $78.6 million based upon the fair value attributable to these interests at the time of the Web Werks Transaction, of which approximately $18.1 million of the noncontrolling interests were determined to be a current liability and included as a component of Accrued expenses and other current liabilities on our Consolidated Balance Sheet at December 31, 2023.
CLUTTER
On June 29, 2023, in order to further expand our on-demand consumer storage business, we acquired 100% of the outstanding shares of Clutter Intermediate, Inc. and control of all assets of the Clutter JV (collectively, "Clutter") for total consideration of $60.6 million (the “Clutter Acquisition”). The financial results of the Clutter JV are now consolidated within our Global RIM Business segment. In October 2023, we sold 15% of the equity interests in Clutter to certain former stakeholders of the Clutter JV for total consideration of $7.5 million, which represents the fair value attributable to these interests, which is included as a component of Redeemable Noncontrolling Interests on our Consolidated Balance Sheet at December 31, 2023.

IRON MOUNTAIN 2023 FORM 10-K	55

Part II

REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200.0 million, with $125.0 million paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining amount to be paid in 2025 (the "Regency Transaction"). The agreement for the Regency Transaction also includes potential performance-based contingent consideration, which would be payable in 2027, if earned.
INVESTMENTS
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our joint ventures.
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV, and Clutter, Inc.’s shareholders contributed their ownership interests in Clutter, Inc., to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35.8 million, which was recorded to Other, net, a component of Other expense (income), net, during the year ended December 31, 2022.
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
WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited, a colocation data center provider in India. During the years ended December 31, 2022 and 2021, we made two investments totaling approximately 7,500.0 million Indian rupees (or approximately $96.2 million, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. In July 2023, we made our final contractual investment in the Web Werks JV, as described above.
JOINT VENTURE SUMMARY
The following joint venture is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying value and equity interest in our joint venture at December 31, 2023 is as follows (in thousands):

	DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST
Joint venture with AGC Equity Partners	$57,874	20.00%
NET OPERATING LOSSES
At December 31, 2023, we have federal net operating loss carryforwards of $109.6 million which can be carried forward indefinitely, of which $88.7 million is expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $133.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 73.8%.

56	IRON MOUNTAIN 2023 FORM 10-K

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2023 related to cash and cash equivalents held in money market funds. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75.0 million. As of December 31, 2023, our cash and cash equivalents balance was $222.8 million.
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
As of December 31, 2023, we had $2,459.6 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 7.8%, and $9,575.0 million of fixed rate debt outstanding. As of December 31, 2023, approximately 79.6% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2023 would have been reduced by approximately $20.7 million.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our interest rate swaps and Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2023.
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
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our cross-currency swap agreements.

IRON MOUNTAIN 2023 FORM 10-K	57

Part II

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2023 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $422.0 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in Item 15(a) of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

58	IRON MOUNTAIN 2023 FORM 10-K

Part II

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2023 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

IRON MOUNTAIN 2023 FORM 10-K	59

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 22, 2024

60	IRON MOUNTAIN 2023 FORM 10-K

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
On November 7, 2023, Mr. Edward Greene, our Executive Vice President, Chief Human Resources Officers, adopted a 10b5-1 trading plan to sell up to 16,308 shares of our common stock between February 23, 2024 and March 8, 2024.
This arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

IRON MOUNTAIN 2023 FORM 10-K	61

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to our Proxy Statement.

IRON MOUNTAIN 2023 FORM 10-K	63

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements filed as part of this report:
(b)Exhibits filed as part of this report: As listed in the Exhibit Index following the Financial Statement Schedule III-Schedule of Real Estate and Accumulated Depreciation.

IRON MOUNTAIN 2023 FORM 10-K	65

Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

66	IRON MOUNTAIN 2023 FORM 10-K

Part IV

GOODWILL - ASSET LIFECYCLE MANAGEMENT REPORTING UNIT - REFER TO NOTE 2.L. TO THE FINANCIAL STATEMENTS
CRITICAL AUDIT MATTER DESCRIPTION
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company determined the fair value of the Asset Lifecycle Management reporting unit based on the present value of future cash flows (the "Discounted Cash Flow Model"). The determination of the fair value using the Discounted Cash Flow Model requires management to make significant assumptions related to future revenue growth rates, operating margins, and discount rates. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. The goodwill balance allocated to the Asset Lifecycle Management reporting unit was $579 million as of October 1, 2023 (goodwill impairment testing date). The fair value of the Asset Lifecycle Management reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified the evaluation of goodwill for the Asset Lifecycle Management reporting unit for impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Asset Lifecycle Management reporting unit. Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin of the Asset Lifecycle Management reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
HOW THE CRITICAL AUDIT MATTER WAS ADDRESSED IN THE AUDIT
Our audit procedures related to testing the reasonableness of key assumptions within the Discounted Cash Flow Model of the Asset Lifecycle Management reporting unit. The key assumptions include future revenue growth rates, operating margins, and the selection of the discount rate. We performed the following procedures as part of the audit:
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of the revenue growth rates and operating margins presented within management’s Discounted Cash Flow Model by comparing it to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases and industry reports in which Asset Lifecycle Management operates.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing that to the discount rate selected by management.
•We tested the effectiveness of controls over the evaluation of goodwill for impairment, including those over the Discounted Cash Flow Model and discount rate.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 22, 2024
We have served as the Company’s auditor since 2002.

IRON MOUNTAIN 2023 FORM 10-K	67

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$222,789	$141,797
Accounts receivable (less allowances of $74,762 and $54,143 as of December 31, 2023 and 2022, respectively)	1,259,826	1,174,915
Prepaid expenses and other	252,930	230,433
Total Current Assets	1,735,545	1,547,145
Property, plant and equipment	10,373,989	9,025,765
Less—Accumulated depreciation	(4,059,120)	(3,910,321)
Property, Plant and Equipment, net	6,314,869	5,115,444
Other Assets, Net:
Goodwill	5,017,912	4,882,734
Customer and supplier relationships and other intangible assets	1,279,800	1,423,145
Operating lease right-of-use assets	2,696,024	2,583,704
Other	429,652	588,342
Total Other Assets, Net	9,423,388	9,477,925
Total Assets	$17,473,802	$16,140,514
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$120,670	$87,546
Accounts payable	539,594	469,198
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,250,259	1,031,910
Deferred revenue	325,665	328,910
Total Current Liabilities	2,236,188	1,917,564
Long-term Debt, net of current portion	11,812,500	10,481,449
Long-term Operating Lease Liabilities, net of current portion	2,562,394	2,429,167
Other Long-term Liabilities	237,590	317,376
Deferred Income Taxes	235,410	263,005
Commitments and Contingencies
Redeemable Noncontrolling Interests	177,947	95,160
Equity:
Iron Mountain Incorporated Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 292,142,739 shares and 290,830,296 shares as of December 31, 2023 and 2022, respectively)	2,921	2,908
Additional paid-in capital	4,533,691	4,468,035
(Distributions in excess of earnings) earnings in excess of distributions	(3,953,808)	(3,392,272)
Accumulated other comprehensive items, net	(371,156)	(442,003)
Total Iron Mountain Incorporated Stockholders’ Equity	211,648	636,668
Noncontrolling Interests	125	125
Total Equity	211,773	636,793
Total Liabilities and Equity	$17,473,802	$16,140,514
The accompanying notes are an integral part of these consolidated financial statements.

68	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Revenues:
Storage rental	$3,370,645	$3,034,023	$2,870,119
Service	2,109,644	2,069,551	1,621,412
Total Revenues	5,480,289	5,103,574	4,491,531
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	2,357,800	2,189,120	1,887,229
Selling, general and administrative	1,236,287	1,140,577	1,022,559
Depreciation and amortization	776,159	727,595	680,422
Acquisition and Integration Costs	25,875	47,746	12,764
Restructuring and other transformation	175,215	41,933	206,426
(Gain) loss on disposal/write-down of property, plant and equipment, net	(12,825)	(93,268)	(172,041)
Total Operating Expenses	4,558,511	4,053,703	3,637,359
Operating Income (Loss)	921,778	1,049,871	854,172
Interest Expense, Net (includes Interest Income of $12,471, $8,276 and $7,341 in 2023, 2022 and 2021, respectively)	585,932	488,014	417,961
Other Expense (Income), Net	108,640	(69,781)	(192,804)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	227,206	631,638	629,015
Provision (Benefit) for Income Taxes	39,943	69,489	176,290
Net Income (Loss)	187,263	562,149	452,725
Less: Net income (loss) attributable to noncontrolling interests	3,029	5,168	2,506
Net Income (Loss) Attributable to Iron Mountain Incorporated	$184,234	$556,981	$450,219
Earnings (Losses) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.63	$1.92	$1.56
Diluted	$0.63	$1.90	$1.55
Weighted Average Common Shares Outstanding:
Basic	291,936	290,812	289,457
Diluted	293,965	292,444	290,975
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2023 FORM 10-K	69

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Net Income (Loss)	$187,263	$562,149	$452,725
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	80,657	(113,966)	(136,410)
Change in Fair Value of Derivative Instruments	(2,454)	9,829	52,380
Reclassifications from Accumulated Other Comprehensive Items, net	(7,580)	—	—
Total Other Comprehensive Income (Loss)	70,623	(104,137)	(84,030)
Comprehensive Income (Loss)	257,886	458,012	368,695
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,805	4,687	930
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$255,081	$453,325	$367,765
The accompanying notes are an integral part of these consolidated financial statements.

70	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

		IRON MOUNTAIN INCORPORATED STOCKHOLDERS’ EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	$—	$59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	84,004	1,484,012	15	83,989	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(11,514)	—	—	(11,514)	—	—	—	11,682
Parent cash dividends declared	(721,032)	—	—	—	(721,032)	—	—	—
Other comprehensive (loss) income	(82,785)	—	—	—	—	(82,454)	(331)	(1,245)
Net income (loss)	450,355	—	—	—	450,219	—	136	2,370
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,450)
Purchase of noncontrolling interests	1,311	—	—	—	—	—	1,311	2,567
Redemption of noncontrolling Interests	—	—	—	—	—	—	—	(2,518)
Balance, December 31, 2021	857,068	289,757,061	2,898	4,412,553	(3,221,152)	(338,347)	1,116	72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	52,012	1,073,235	10	52,002	—	—	—	—
Changes in equity related to noncontrolling interests	9,734	—	—	6,099	—	—	3,635	(8,264)
Parent cash dividends declared	(728,101)	—	—	—	(728,101)	—	—	—
Other comprehensive (loss) income	(104,250)	—	—	—	—	(103,656)	(594)	113
Net income (loss)	557,343	—	—	—	556,981	—	362	4,806
Noncontrolling interests equity contributions and related costs	(2,494)	—	—	(2,619)	—	—	125	29,047
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,953)
Redemption of noncontrolling Interests	(4,519)	—	—	—	—	—	(4,519)	—
Balance, December 31, 2022	636,793	290,830,296	2,908	4,468,035	(3,392,272)	(442,003)	125	95,160
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	65,045	1,312,443	13	65,032	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	970	—	—	970	—	—	—	(1,367)
Parent cash dividends declared	(745,770)	—	—	—	(745,770)	—	—	—
Other comprehensive income (loss)	70,847	—	—	—	—	70,847	—	(224)
Net income (loss)	184,234	—	—	—	184,234	—	—	3,029
Noncontrolling interests equity contributions and related costs	(346)	—	—	(346)	—	—	—	24,684
Noncontrolling interests dividends	—	—	—	—	—	—	—	(3,855)
Redemption and purchase of noncontrolling interests	—	—	—	—	—	—	—	60,520
Balance, December 31, 2023	$211,773	292,142,739	$2,921	$4,533,691	$(3,953,808)	$(371,156)	$125	$177,947
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2023 FORM 10-K	71

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$187,263	$562,149	$452,725
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	525,850	478,984	465,072
Amortization (includes amortization of deferred financing costs and discounts of $16,859, $18,044 and $16,548 in 2023, 2022 and 2021, respectively)	267,168	266,655	231,898
Revenue reduction associated with amortization of customer inducements and data center above- and below-market leases	7,036	8,119	8,852
Stock-based compensation expense	73,799	56,861	61,001
(Benefit) provision for deferred income taxes	(35,264)	(55,920)	28,703
(Gain) loss on disposal/write-down of property, plant and equipment, net	(12,825)	(93,268)	(172,041)
Loss (gain) on divestments and deconsolidations	—	105,825	(178,983)
Gain associated with the remeasurement of the Deferred Purchase Obligation	—	(93,600)	—
Loss (gain) associated with the Clutter transactions	38,000	(35,821)	—
Foreign currency transactions and other, net	103,134	(19,853)	(6,656)
(Increase) decrease in assets	(70,287)	(224,641)	(174,206)
Increase (decrease) in liabilities	29,693	(27,795)	42,537
Cash Flows from Operating Activities	1,113,567	927,695	758,902
Cash Flows from Investing Activities:
Capital expenditures	(1,339,223)	(875,378)	(611,082)
Cash paid for acquisitions, net of cash acquired	(41,849)	(803,690)	(203,998)
Acquisition of customer relationships	—	(2,143)	(5,892)
Customer inducements	(5,874)	(6,062)	(7,402)
Contract costs	(95,124)	(70,336)	(58,524)
Net proceeds from IPM Divestment	—	—	213,878
Investments in joint ventures and other investments	(15,830)	(73,233)	(78,623)
Proceeds from sales of property and equipment and other, net	53,544	170,419	278,330
Cash Flows from Investing Activities	(1,444,356)	(1,660,423)	(473,313)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(18,191,921)	(11,593,452)	(5,164,483)
Proceeds from revolving credit facility, term loan facilities and other debt	18,386,168	12,949,766	4,972,214
Net proceeds from sales of senior notes	990,000	—	737,812
Debt financing and equity contribution from noncontrolling interests	24,684	29,172	—
Debt repayment and equity distribution to noncontrolling interests	(3,855)	(2,953)	(2,450)
Repurchase of noncontrolling interest	(400)	(4,519)	(75,000)
Parent cash dividends	(737,650)	(724,388)	(718,340)
Net (payments) proceeds associated with employee stock-based awards	(8,754)	(4,849)	25,860
Other, net	(32,606)	(9,570)	3,581
Cash Flows from Financing Activities	425,666	639,207	(220,806)
Effect of Exchange Rates on Cash and Cash Equivalents	(13,885)	(20,510)	(14,018)
Increase (decrease) in Cash and Cash Equivalents	80,992	(114,031)	50,765
Cash and Cash Equivalents, Beginning of Year	141,797	255,828	205,063
Cash and Cash Equivalents, End of Year	$222,789	$141,797	$255,828
Supplemental Information:
Cash Paid for Interest	$512,446	$482,673	$428,111
Cash Paid for Income Taxes, Net	$89,599	$99,631	$130,292
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$135,492	$49,836	$50,552
Accrued Capital Expenditures	$234,315	$172,589	$88,210
Deferred Purchase Obligations and Other Deferred Payments	$18,575	$193,033	$—
Dividends Payable	$202,392	$194,272	$190,559
The accompanying notes are an integral part of these consolidated financial statements.

72	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(In thousands, except share and per share data)
1. NATURE OF BUSINESS
The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us").
We help organizations around the world protect their information, reduce storage costs, comply with regulations, facilitate corporate disaster recovery and better use their information and information technology ("IT") infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions and providing data center space for enterprise-class colocation and hyperscale deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options. Our asset lifecycle management ("ALM") business allows us to provide end-to-end asset lifecycle services for hyperscale, corporate data center and corporate end-user device assets.
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
B. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates.
C. CHANGES IN PRESENTATION
Certain items previously reported under specific financial statement captions have been reclassified to conform to the current year presentation.
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

IRON MOUNTAIN 2023 FORM 10-K	73

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand and cash invested in highly liquid short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.
F. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT MEMO RESERVES
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. We evaluate and monitor the collectability of accounts receivable based on a combination of factors, including historical loss experience, assessments of trends in our aged receivables and credit memo activity, the location of our businesses, the composition of our customer base, our product and service lines, potential future macroeconomic factors, including natural disasters, and reasonable and supportable forecasts for expected future collectability of our outstanding receivables. Continued adjustments will be made, as it becomes evident, should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection. Our highly diverse global customer base, with no single customer accounting for more than approximately 1% of revenue during the years ended December 31, 2023, 2022 and 2021, limits our exposure to concentration of credit risk. Additionally, we write off uncollectible balances as circumstances warrant, generally no later than one year past due.
The rollforward of the allowance for doubtful accounts and credit memo reserves is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CREDIT MEMOS CHARGED TO REVENUE	ALLOWANCE FOR BAD DEBTS CHARGED TO EXPENSE	DEDUCTIONS AND OTHER(1)	BALANCE AT END OF THE YEAR
2023	$54,143	$92,881	$32,692	$(104,954)	$74,762
2022	62,009	62,891	13,666	(84,423)	54,143
2021	56,981	47,931	26,896	(69,799)	62,009
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.
G. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2023 and 2022 related to investments in money market funds. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75,000. See Note 2.p.

74	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. PREPAID EXPENSES AND ACCRUED EXPENSES
Prepaid expenses totaled $126,904 and $114,130 as of December 31, 2023 and 2022, respectively. There were no other items greater than 5% of total current assets included within Prepaid expenses and other as of December 31, 2023 and 2022.
Accrued expenses and other current liabilities with items greater than 5% of total current liabilities are shown separately and consist of the following:

	DECEMBER 31,
DESCRIPTION	2023	2022
Interest	$175,218	$128,272
Deferred purchase obligations, purchase price holdbacks and other	171,273	7,187
Dividends	202,392	194,272
Operating lease liabilities	291,795	288,738
Other	409,581	413,441
Accrued expenses and other current liabilities	$1,250,259	$1,031,910
I. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

DESCRIPTION	RANGE
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	1 to 10
Computer hardware and software	2 to 5
Property, plant and equipment (including financing leases in the respective categories), at cost, consist of the following:

	DECEMBER 31,
DESCRIPTION	2023	2022
Land	$536,780	$486,715
Buildings and building improvements	3,819,241	3,336,778
Leasehold improvements	1,166,810	1,079,419
Racking	2,054,046	2,058,054
Warehouse equipment/vehicles	526,965	493,128
Furniture and fixtures	46,094	49,610
Computer hardware and software	601,273	585,792
Construction in progress	1,622,780	936,269
Property, plant and equipment	$10,373,989	$9,025,765
Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized and depreciated. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

IRON MOUNTAIN 2023 FORM 10-K	75

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZED INTEREST
We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended December 31, 2023, 2022 and 2021, capitalized interest is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Capitalized interest	$44,845	$14,078	$12,673
INTERNAL USE SOFTWARE
We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Third party consulting costs, as well as payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. Capitalization of costs, including costs incurred for upgrades and enhancements that provide additional functionality to our existing software, generally begins during the application development stage of the project, which occurs after it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Capitalized internal use software costs are depreciated on a straight-line basis over the expected useful life of the software, commencing when the software is ready for its intended use. Computer software costs that are capitalized are periodically evaluated for impairment.
During the years ended December 31, 2023, 2022 and 2021, capitalized costs associated with the development of internal use computer software projects are as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Capitalized costs associated with the development of internal use computer software projects	$64,488	$44,152	$48,557
ASSET RETIREMENT OBLIGATIONS
Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligations are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2023 and 2022 were $36,602 and $36,119, respectively, and are included in Other Long-term Liabilities in our Consolidated Balance Sheets.

76	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
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
We account for all leases, both operating and financing, in accordance with Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"). Our accounting policy provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Consolidated Balance Sheets. We recognize the lease payments for those leases with an initial term of 12 months or less in our Consolidated Statements of Operations on a straight-line basis over the lease term.
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
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2023 and 2022 are as follows:

	DECEMBER 31,
DESCRIPTION	2023	2022
Assets:
Operating lease right-of-use assets(1)	$2,696,024	$2,583,704
Financing lease right-of-use assets, net of accumulated depreciation(2)(3)	304,600	251,690
Liabilities:
Current
Operating lease liabilities	$291,795	$288,738
Financing lease liabilities(3)	39,089	43,857
Long-term
Operating lease liabilities	$2,562,394	$2,429,167
Financing lease liabilities(3)	310,776	289,048
(1)At December 31, 2023 and 2022, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2)At December 31, 2023, these assets are comprised of approximately 68% real estate related assets and 32% non-real estate related assets. At December 31, 2022, these assets are comprised of approximately 64% real estate related assets and 36% non-real estate related assets.
(3)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Consolidated Balance Sheets.

IRON MOUNTAIN 2023 FORM 10-K	77

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The components of the lease expense for the years ended December 31, 2023, 2022 and 2021 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2023	2022	2021
Operating lease cost(1)	$660,889	$574,115	$545,097
Financing lease cost:
Depreciation of financing lease right-of-use assets	$42,089	$42,708	$50,970
Interest expense for financing lease liabilities	18,638	17,329	19,808
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $142,154, $119,184 and $111,949 for the years ended December 31, 2023, 2022 and 2021, respectively.
Weighted average remaining lease terms and discount rates as of December 31, 2023 and 2022 are as follows:

	DECEMBER 31, 2023		DECEMBER 31, 2022
	OPERATING LEASES	FINANCING LEASES	OPERATING LEASES	FINANCING LEASES
Remaining Lease Term	10.6 years	9.2 years	11.3 years	10.6 years
Discount Rate	6.6%	6.1%	6.4%	5.8%
The estimated minimum future lease payments (receipts) as of December 31, 2023 are as follows:

YEAR	OPERATING LEASES(1)	SUBLEASE INCOME	FINANCING LEASES(1)
2024	$468,015	$(6,969)	$56,901
2025	456,638	(4,282)	127,074
2026	421,535	(2,979)	40,283
2027	389,307	(3,451)	30,098
2028	344,744	(48)	55,523
Thereafter	1,970,950	(48)	117,779
Total minimum lease payments (receipts)	4,051,189	$(17,777)	427,658
Less amounts representing interest or imputed interest	1,197,000		77,793
Present value of lease obligations	$2,854,189		$349,865
(1)Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes.
At December 31, 2023, we had four leases which we have signed but which have not yet commenced and are not included in our lease obligation table above. The total undiscounted minimum lease payments for these leases are approximately $239,146 and have lease terms that range from 14 to 25 years. Each of these leases is expected to commence during 2024.

78	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2023	2022	2021
Operating cash flows used in operating leases	$450,412	$409,163	$392,987
Operating cash flows used in financing leases (interest)	18,638	17,329	19,808
Financing cash flows used in financing leases	52,284	44,869	46,118
NON-CASH ITEMS:
Operating lease modifications and reassessments	$86,948	$179,094	$144,310
New operating leases (including acquisitions and sale-leaseback transactions)	306,479	540,830	282,490
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

IRON MOUNTAIN 2023 FORM 10-K	79

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Gain on disposal/write-down of property, plant and equipment, net for the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Gain on disposal/write-down of property, plant and equipment, net	$12,825	$93,268	$172,041
The gains primarily consist of(1):
•Gains associated with sale and sale-leaseback transactions of approximately $19,500, of which approximately $18,500 relates to a sale-leaseback transaction of a facility in Singapore during the first quarter of 2023. These gains are partially offset by losses related to the disposal of assets associated with facility consolidations.

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

(1) The gains recognized during the years ended December 31, 2023, 2022 and 2021 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in Note 2.j.
L. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We test goodwill annually on October 1, and more frequently if impairment indicators arise that would require an interim test. We have performed our annual goodwill impairment review as of October 1, 2023, 2022 and 2021. We concluded that as of October 1, 2023, 2022 and 2021, goodwill was not impaired.

80	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REPORTING UNITS AS OF OCTOBER 1, 2022
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2022 were as follows:

•North America Records and Information Management ("North America RIM")
•Europe and South Africa Records and Information Management ("ESA RIM")
•Middle East, North Africa and Turkey Information Management ("MENAT RIM")
•Latin America Records and Information Management ("Latin America RIM")

•Asia Pacific Records and Information Management ("APAC RIM") •Entertainment Services •Global Data Center •Fine Arts •ALM
There were no changes to the composition of our reporting units between October 1, 2022 and December 31, 2022.
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2022
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2022 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31, 2022
Global RIM Business	North America RIM	$2,667,400
	ESA RIM	521,949
	MENAT RIM	25,007
	Latin America RIM	109,069
	APAC RIM	497,792
	Entertainment Services	31,729
Global Data Center Business	Global Data Center	418,502
Corporate and Other	Fine Arts	33,908
	ALM	577,378
Total		$4,882,734

IRON MOUNTAIN 2023 FORM 10-K	81

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2023 REPORTING UNIT CHANGES
During 2023, as a result of the realignment of our global managerial structure, we reassessed the composition of our reporting units. The realignment of our global managerial structure did not change the composition of our reportable segments (as described and defined in Note 11). The reassessment resulted in the following changes to our reporting units: (i) our South Africa business, which was previously managed with our other businesses in Europe as part of our former ESA RIM reporting unit, is now managed as part of our former MENAT RIM reporting unit and these will comprise our "MENATSA RIM" reporting unit and (ii) our other businesses in Europe are now managed as our "Europe RIM" reporting unit.
There were no changes to our other reporting units. We have reassigned goodwill associated with the reporting units impacted by the realignment on a relative fair value basis, where appropriate. The fair value of each of our new reporting units was determined based on the application of a combined weighted average approach of preliminary fair value multiples of revenue and earnings and discounted cash flow techniques. These fair values represent our best estimate and preliminary assessment of goodwill allocations to each of the new reporting units on a relative fair value basis. We have completed an interim goodwill impairment analysis before and after the reporting unit changes, and we have concluded that the goodwill associated with each of our reporting units was not impaired.
REPORTING UNITS AS OF OCTOBER 1, 2023
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2023 were as follows:

•North America RIM •Europe RIM •MENATSA RIM •Latin America RIM •APAC RIM	•Entertainment Services •Global Data Center •Fine Arts •ALM
There were no changes to the composition of our reporting units between October 1, 2023 and December 31, 2023.
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2023
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2023 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31, 2023
Global RIM Business	North America RIM	$2,694,093
	Europe RIM	541,860
	MENATSA RIM	26,502
	Latin America RIM	120,119
	APAC RIM	496,944
	Entertainment Services	32,427
Global Data Center Business	Global Data Center	478,930
Corporate and Other	Fine Arts	47,535
	ALM	579,502
Total		$5,017,912

82	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
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
The changes in the carrying value of goodwill attributable to each reportable segment for the years ended December 31, 2023 and 2022 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2021	$3,972,852	$426,074	$64,605	$4,463,531
Tax deductible goodwill acquired during the year	—	—	912	912
Non-tax deductible goodwill acquired during the year	696	—	546,693	547,389
Fair value and other adjustments(1)	(12,199)	—	384	(11,815)
Currency effects	(108,403)	(7,572)	(1,308)	(117,283)
Goodwill balance, net of accumulated amortization, as of December 31, 2022	3,852,946	418,502	611,286	4,882,734
Tax deductible goodwill acquired during the year	—	—	11,928	11,928
Non-tax deductible goodwill acquired during the year	21,594	56,674	383	78,651
Fair value and other adjustments	(80)	—	2,333	2,253
Currency effects	37,485	3,754	1,107	42,346
Goodwill balance, net of accumulated amortization, as of December 31, 2023	$3,911,945	$478,930	$627,037	$5,017,912
Accumulated Goodwill Impairment Balance as of December 31, 2022	$132,409	$—	$26,011	$158,420
Accumulated Goodwill Impairment Balance as of December 31, 2023	$132,409	$—	$26,011	$158,420
(1) This amount primarily represents an adjustment to goodwill as a result of the deconsolidation of certain businesses, as described in Note 4.
M. FINITE-LIVED INTANGIBLE ASSETS AND LIABILITIES
I. CUSTOMER AND SUPPLIER RELATIONSHIP INTANGIBLE ASSETS
Customer and supplier relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are generally amortized over periods ranging from 10 to 30 years. Customer and supplier relationship intangible assets are recorded based upon estimates of their fair value.

IRON MOUNTAIN 2023 FORM 10-K	83

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
II. CUSTOMER INDUCEMENTS
Payments that are made to a customer in order to terminate the customer’s storage of records with its current records management vendor ("Permanent Withdrawal Fees"), or direct payments to a customer for which no distinct benefit is received in return, are collectively referred to as "Customer Inducements". Customer Inducements are treated as a reduction of the transaction price over the associated contract terms, which range from one to 10 years, and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to revenue. However, in the event of such termination, we generally collect, and record as revenue, Permanent Withdrawal Fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
III. DATA CENTER INTANGIBLE ASSETS AND LIABILITIES
Finite-lived intangible assets associated with our Global Data Center Business consist of the following:
DATA CENTER IN-PLACE LEASE INTANGIBLE ASSETS AND DATA CENTER TENANT RELATIONSHIP INTANGIBLE ASSETS
Data center in-place lease intangible assets ("Data Center In-Place Leases") and data center tenant relationship intangible assets ("Data Center Tenant Relationships") reflect the value associated with acquiring a data center operation with active tenants as of the date of acquisition. The value of Data Center In-Place Leases is determined based upon an estimate of the economic costs (such as lost revenues, tenant improvement costs, commissions, legal expenses and other costs to acquire new data center leases) avoided by acquiring a data center operation with active tenants. Data Center In-Place Leases are amortized over the weighted average remaining term of the acquired data center leases. The value of Data Center Tenant Relationships is determined based upon an estimate of the economic costs avoided upon lease renewal of the acquired tenants, based upon expectations of lease renewal. Data Center Tenant Relationships are amortized over the weighted average remaining anticipated life of the relationship with the acquired tenant.
DATA CENTER ABOVE-MARKET AND BELOW-MARKET IN-PLACE LEASE INTANGIBLE ASSETS
Data center above-market in-place lease intangible assets ("Data Center Above-Market Leases") and data center below-market in-place lease intangible assets ("Data Center Below-Market Leases") are recorded at the net present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rates for each corresponding in-place lease. Data Center Above-Market Leases and Data Center Below-Market Leases are amortized over the remaining non-cancellable term of the acquired in-place lease to storage revenue.

84	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2023 and 2022, respectively, are as follows:

	DECEMBER 31, 2023			DECEMBER 31, 2022
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Assets:
Customer and supplier relationship intangible assets(1)	$2,144,641	$(933,084)	$1,211,557	$2,162,154	$(823,392)	$1,338,762
Customer inducements(1)	47,565	(25,562)	22,003	47,794	(26,158)	21,636
Data center lease-based intangible assets(1)(2)	141,628	(95,422)	46,206	272,649	(209,902)	62,747
Third-party commissions asset and other(3)	77,638	(39,323)	38,315	83,297	(28,581)	54,716
Liabilities:
Data center below-market leases(4)	$10,873	$(5,772)	$5,101	$12,831	$(7,806)	$5,025
(1)Included in Customer and supplier relationship and other intangible assets in the accompanying Consolidated Balance Sheets.
(2)Data center lease-based intangible assets includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.
(3)Included in Other (within Other Assets, Net) in the accompanying Consolidated Balance Sheets.
(4)Included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.
Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Customer Inducements and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Amortization expense included in depreciation and amortization associated with:
Customer and supplier relationship intangible assets	$153,128	$156,779	$117,761
Data center in-place leases and tenant relationships	22,322	16,955	42,333
Third-party commissions asset and other	12,541	16,148	6,987
Revenue reduction associated with amortization of:
Customer inducements and data center above-market and below-market leases	$7,036	$8,119	$8,852
Estimated amortization expense for existing finite-lived intangible assets (excluding Contract Costs, as defined and disclosed in Note 2.s.) is as follows:

	ESTIMATED AMORTIZATION
YEAR	INCLUDED IN DEPRECIATION AND AMORTIZATION	REVENUE REDUCTION ASSOCIATED WITH CUSTOMER INDUCEMENTS AND DATA CENTER ABOVE-MARKET AND BELOW-MARKET LEASES
2024	$187,933	$5,982
2025	173,432	3,494
2026	156,946	2,607
2027	127,284	2,096
2028	116,387	1,729
Thereafter	533,747	1,343

IRON MOUNTAIN 2023 FORM 10-K	85

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
N. DEFERRED FINANCING COSTS
Deferred financing costs are amortized over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and included as a component of Other expense (income), net. See Note 7.
O. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments are measured at fair value and are recorded as either assets or liabilities in our Consolidated Balance Sheets. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may enter into cross-currency swaps to hedge the variability of exchange rates between the United States dollar and the currencies of our foreign subsidiaries, as well as interest rates. We may also use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Gains and losses realized as a result of the maturing or termination of our interest rate swaps and cross-currency swaps are reflected as operating cash flows within our Consolidated Statements of Cash Flows. As of December 31, 2023 and 2022, none of our derivative instruments contained credit-risk related contingent features. See Note 6.
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

86	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 and 2022, respectively, are as follows:

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$66,008	$—		$66,008		$—
Time Deposits(1)	15,913	—		15,913		—
Trading Securities	9,952	6,149	(2)	3,803	(3)	—
Derivative Assets(4)	6,359	—		6,359		—
Derivative Liabilities(4)	5,769	—		5,769		—
Deferred Purchase Obligations(5)	208,265	—		—		208,265

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$11,311	$—		$11,311		$—
Time Deposits(1)	1,102	—		1,102		—
Trading Securities	9,462	9,426	(2)	36	(3)	—
Derivative Assets(4)	51,396	—		51,396		—
Derivative Liabilities(4)	489	—		489		—
Deferred Purchase Obligations(5)	193,033	—		—		193,033
(1)Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.
(2)Certain trading securities are measured at fair value using quoted market prices.
(3)Certain trading securities are measured based on inputs other than quoted market prices that are observable.
(4)Derivative assets and liabilities include (i) interest rate swap agreements, and (ii) cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro and certain of our Euro denominated subsidiaries. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the determination of the fair value of our derivative financial instruments. See Note 6 for additional information on our derivative financial instruments.
(5)Primarily relates to the fair value of the Deferred Purchase Obligation associated with the ITRenew Transaction (each as defined in Note 3), which was determined utilizing a Monte Carlo model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the Deferred Purchase Obligation. During the fourth quarter of 2022, we recorded a change in the estimated fair value of the Deferred Purchase Obligation as described in Note 2.v. The change in value of the Deferred Purchase Obligation during the year ended December 31, 2023 was driven by the accretion of the obligation to present value.
There were no material items that were measured at fair value on a non-recurring basis for the years ended December 31, 2023 and 2022 other than (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.l.); (ii) assets acquired and liabilities assumed through our acquisitions (as disclosed in Note 3); (iii) the redemption value of recently acquired noncontrolling interests and previously held equity interests (both as disclosed in Note 3); (iv) contributions to our equity method investments; and (v) the fair value of our retained investment of our deconsolidated businesses (as described in Note 4), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on Level 2 and Level 3 inputs, is disclosed in Note 7. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2023 and 2022.

IRON MOUNTAIN 2023 FORM 10-K	87

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
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
When our noncontrolling interests become mandatorily redeemable, they are included as a component of either Accrued expenses and other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets, depending on the timing of the redemption.
R. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the years ended December 31, 2023, 2022 and 2021 are as follows:

	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Balance as of December 31, 2020	$(206,190)	$(49,703)	$(255,893)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(134,834)	—	(134,834)
Change in fair value of derivative instruments	—	52,380	52,380
Total other comprehensive (loss) income	(134,834)	52,380	(82,454)
Balance as of December 31, 2021	(341,024)	2,677	(338,347)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(113,485)	—	(113,485)
Change in fair value of derivative instruments	—	9,829	9,829
Total other comprehensive (loss) income	(113,485)	9,829	(103,656)
Balance as of December 31, 2022	(454,509)	12,506	(442,003)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	80,881	—	80,881
Change in fair value of derivative instruments	—	(2,454)	(2,454)
Reclassifications from Accumulated Other Comprehensive Items, net	—	(7,580)	(7,580)
Total other comprehensive income (loss)	80,881	(10,034)	70,847
Balance as of December 31, 2023	$(373,628)	$2,472	$(371,156)

88	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
S. REVENUES
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and of revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of (i) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period, and (ii) the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets; (3) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, and consulting services; and (4) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout.
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
Our Global Data Center Business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The revenue related to the storage component of our Global Data Center Business is recognized on a straight-line basis over the contract term in accordance with ASC 842. The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.
From time to time, we make payments to entities that are also customers under a revenue contract. These payments are primarily comprised of (i) Customer Inducements and (ii) payments to customers of our ALM business under revenue sharing arrangements for the remarketing of the customer's disposed IT assets. Customer Inducements do not represent payments for a distinct service, and, as such, are treated as a reduction of the transaction price over periods ranging from one to 10 years. Payments for disposed IT assets are for a distinct good and, as such, are expensed as cost of sales in the period the revenue share is known or estimable.
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to fulfill or obtain customer contracts (collectively, "Contract Costs"). The following describes our significant Contract Costs:
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

IRON MOUNTAIN 2023 FORM 10-K	89

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMMISSIONS
Certain commission payments that are directly associated with the fulfillment of long-term contracts are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations generally over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. We also apply the practical expedient to expense certain commission payments as incurred when the amortization period for those commission payments is one year or less.
Contract Costs, which are included as a component of Other within Other Assets, Net as of December 31, 2023 and 2022 are as follows:

	DECEMBER 31, 2023			DECEMBER 31, 2022
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$76,150	$(39,617)	$36,533	$68,345	$(42,132)	$26,213
Commissions asset	156,639	(64,279)	92,360	133,145	(58,949)	74,196
Amortization expense associated with the Intake Costs and Commissions assets for the years ended December 31, 2023, 2022 and 2021 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2023	2022	2021
Intake Costs asset	$18,904	$18,117	$17,530
Commissions asset	43,413	40,612	30,739
Estimated amortization expense for Contract Costs is as follows:

YEAR	ESTIMATED AMORTIZATION
2024	$61,379
2025	44,161
2026	23,353
Deferred revenue liabilities are reflected as follows in our Consolidated Balance Sheets:

		DECEMBER 31,
DESCRIPTION	LOCATION IN BALANCE SHEET	2023	2022
Deferred revenue - Current	Deferred revenue	$325,665	$328,910
Deferred revenue - Long-term	Other Long-term Liabilities	100,770	32,960
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Our data center revenue contracts are accounted for in accordance with ASC 842. ASC 842 provides a practical expedient which allows lessors to account for nonlease components with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component, if accounted for separately, would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606 if the nonlease components are the predominant components. We have elected to take this practical expedient. Our data center revenue contracts may contain Consumer Price Index rent escalation clauses. Consumer Price Index rent escalation clauses are considered variable lease payments and are recognized as income in the period earned.

90	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Storage rental revenue associated with our Global Data Center Business for the years ended December 31, 2023, 2022 and 2021 are as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Storage rental revenue	$474,066	$372,208	$289,592
The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.
The future minimum lease payments we expect to receive under non-cancellable data center operating leases for which we are the lessor, excluding month to month leases, for the next five years are as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS
2024	$393,046
2025	388,491
2026	375,800
2027	342,441
2028	296,270
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

IRON MOUNTAIN 2023 FORM 10-K	91

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Stock-based compensation expense	$73,799	$56,861	$61,001
Stock-based compensation expense, after tax	68,309	52,600	59,243
The substantial majority of stock-based compensation expense for Employee Stock-Based Awards is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
STOCK OPTIONS
Options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at exercise prices greater than the market price of the stock on the date of grant. We issue options that become exercisable ratably over a period three years from the date of grant and have a contractual life of 10 years from the date of grant, unless the holder’s employment is terminated sooner. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting.
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
A total of 20,750,000 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans at December 31, 2023 was 6,204,098.
The fair value of stock options granted in 2023, 2022 and 2021 was $10.98, $7.44 and $3.23 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for stock option grants in the years ended December 31, 2023, 2022 and 2021 are as follows:

	YEAR ENDED DECEMBER 31,
STOCK OPTION GRANT ASSUMPTIONS	2023	2022	2021
Expected volatility(1)	29.1%	28.0%	28.3%
Risk-free interest rate(2)	3.92%	1.72%	1.45%
Expected dividend yield(3)	5%	5%	7%
Expected life(4)	10.0 years	10.0 years	10.0 years
(1)Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option.
(2)Risk-free interest rate is based on the United States Treasury interest rates whose term is consistent with the expected life (estimated period of time outstanding) of the stock options.
(3)Expected dividend yield is considered in the option pricing model and represents our annualized expected per share dividends over the trade price of our common stock at the date of grant.
(4)Expected life of the stock options granted is estimated using the historical exercise behavior of employees.

92	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2022	4,226,319	$36.89
Granted	157,132	52.58
Exercised	(322,854)	32.66
Outstanding at December 31, 2023	4,060,597	$37.84	4.44	$130,548
Options exercisable at December 31, 2023	3,619,289	$36.85	3.98	$119,903
Options expected to vest	441,308	$45.86	8.20	$10,645
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
The fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 are as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Fair value of RSUs vested	$32,664	$27,078	$29,332
A summary of RSU activity for the year ended December 31, 2023 is as follows:

	RSUs	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2022	1,306,115	$43.43
Granted	1,035,583	53.02
Vested	(762,683)	42.83
Forfeited	(218,751)	48.63
Non-vested at December 31, 2023	1,360,264	$50.24
PERFORMANCE UNITS
The PUs we issue vest based on our performance against predefined operational performance and relative total shareholder return based targets over a three-year performance period. The vesting is subject to a minimum level of return on invested capital in the third year of the performance period, and the number of PUs earned is based on certain metrics determined at the outset of the performance period.

IRON MOUNTAIN 2023 FORM 10-K	93

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
For grants issued in 2023 and 2022, the number of PUs earned is based on:
•either (i) the revenue performance for each year averaged at the end of the three-year performance period, or (ii) if (a) absolute total shareholder return is positive at the end of the three-year performance period and (b) a predetermined revenue hurdle is achieved in the third year of the performance period, then the revenue performance achieved in the third year of the performance period; and
•the total return on our common stock relative to the Morgan Stanley Capital International (“MSCI”) United States REIT Index.
For grants issued in 2021, the number of PUs earned is based on:
•the revenue performance for each year averaged at the end of the three-year performance period;
•the revenue exit rate of new products in the last quarter of the three-year performance period; and
•the total return on our common stock relative to the MSCI United States REIT Index.
The number of PUs earned for grants made in 2023 and 2022 will range from 0% to approximately 350% of the initial award, and the number of PUs earned for grants made in 2021 will range from 0% to 200%.
All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. As detailed above, PUs granted are subject to the Retirement Criteria. PUs are generally expensed over the three-year performance period, unless they are granted to a recipient who meets the Retirement Criteria, for which expense will be recognized as described above. PUs granted to recipients who meet the Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.
All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.
During the years ended December 31, 2023, 2022 and 2021, we issued 641,412, 435,675 and 488,953 PUs, respectively. We forecast the likelihood of achieving the predefined targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against predefined targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant.
The fair value of earned PUs that vested during the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Fair value of earned PUs that vested	$34,896	$20,059	$29,701
A summary of PU activity for the year ended December 31, 2023 is as follows:

	ORIGINAL PU AWARDS	PU ADJUSTMENT(1)	TOTAL PU AWARDS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2022	830,173	(484,550)	345,623	$45.65
Granted	641,412	—	641,412	55.76
Prior year grant adjustments for performance(1)	—	160,993	160,993	42.66
Vested	(615,588)	—	(615,588)	56.69
Forfeited	(51,087)	—	(51,087)	53.60
Non-vested at December 31, 2023	804,910	(323,557)	481,353	$43.16
(1)Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs.

94	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN
We offer an Employee Stock Purchase Plan ("ESPP") in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. Shares of our common stock may be purchased by eligible employees at six-month intervals at 95% of the fair market price at the end of each six-month period, without a look-back feature, up to a maximum of 15% of their gross compensation during the offering period. We do not recognize compensation expense for the ESPP shares purchased. The number of shares of Common Stock authorized for issuance under our ESPP is 2,000,000. For the years ended December 31, 2023, 2022 and 2021, there were 120,647, 112,486 and 112,297 shares, respectively, purchased under the ESPP. As of December 31, 2023, we have 870,857 shares available under the ESPP.
As of December 31, 2023, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, was $61,799 and is expected to be recognized over a weighted-average period of 1.9 years.
We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.
U. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and integration costs for the years ended December 31, 2023, 2022 and 2021 were $25,875, $47,746 and $12,764, respectively.
V. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Foreign currency transaction losses (gains), net(1)	$36,799	$(61,684)	$(15,753)
Debt extinguishment expense	—	671	—
Other, net(2)(3)(4)	71,841	(8,768)	(177,051)
Other expense (income), net	$108,640	$(69,781)	$(192,804)
(1)The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses primarily related to (i) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, and (ii) borrowings in certain foreign currencies under the Revolving Credit Facility (as defined in Note 7).
(2)Other, net for the year ended December 31, 2023 consists primarily of a loss of approximately $38,000 associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV (as defined and discussed in Note 5), as well as losses on our equity method investments and the change in value of the Deferred Purchase Obligation.
(3)Other, net for the year ended December 31, 2022 consists primarily of (i) a gain of approximately $93,600 associated with the remeasurement of the Deferred Purchase Obligation to the present value of our best estimate of fair value and (ii) a gain of approximately $35,800 associated with the Clutter Transaction (as defined in Note 5), partially offset by (iii) a loss of approximately $105,800 associated with the OSG Deconsolidation (as defined in Note 4) and (iv) losses on our equity method investments.
(4)Other, net for the year ended December 31, 2021 consists primarily of (i) a gain of approximately $179,000 associated with our IPM Divestment (as defined in Note 4) and (ii) a gain of approximately $20,300 associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly-owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019, partially offset by (iii) losses on our equity method investments.

IRON MOUNTAIN 2023 FORM 10-K	95

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
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
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Net Income (Loss)	$187,263	$562,149	$452,725
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3,029	5,168	2,506
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$184,234	$556,981	$450,219
Weighted-average shares—basic	291,936,000	290,812,000	289,457,000
Effect of dilutive potential stock options	1,435,000	1,125,068	645,886
Effect of dilutive potential RSUs and PUs	594,000	507,109	872,204
Weighted-average shares—diluted	293,965,000	292,444,177	290,975,090
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.63	$1.92	$1.56
Diluted	$0.63	$1.90	$1.55
Antidilutive stock options, RSUs and PUs, excluded from the calculation	81,817	305,527	1,447,722
Y. NEW ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09 and for the related revenue contracts in accordance with ASU 2014-09 as if it had originated the contracts. We adopted ASU 2021-08 on January 1, 2023 on a prospective basis, and there was no material impact on our consolidated financial statements.

96	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OTHER AS YET ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09") to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. Further, certain requirements related to uncertain tax positions and unrecognized deferred tax liabilities are eliminated. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. ASU 2023-09 will be effective for us on January 1, 2025, with early adoption permitted. We do not expect ASU 2023-09 to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segments Disclosures ("ASU 2023-07") to provide more detail in the disclosures for reportable segments. The main provisions of ASU 2023-07 requires (i) enhanced disclosures about significant segment expenses, (ii) extension of certain annual disclosures to interim periods and (iii) certain qualitative information on the chief operating decision maker. The amendments in this update will be effective for us on January 1, 2024, with early adoption permitted. We do not expect ASU 2023-07 to have a material impact on our consolidated financial statements.
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
A. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2023
WEB WERKS
On July 7, 2023, we made our final contractual investment in the Web Werks JV (as defined in Note 5) of approximately 3,750,000 Indian rupees (or approximately $45,300, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of this investment) (the "Web Werks Transaction"). As a result of the Web Werks Transaction, our interest in the Web Werks JV increased to 63.39%, we assumed control of its board of directors and the financial results of the Web Werks JV are now consolidated within our Global Data Center Business segment. We recognized noncontrolling interests of approximately $78,600 based upon the fair value attributable to these interests at the time of the Web Werks Transaction, of which approximately $18,100 of the noncontrolling interests were determined to be a current liability and included as a component of Accrued expenses and other current liabilities on our Consolidated Balance Sheet at December 31, 2023.

IRON MOUNTAIN 2023 FORM 10-K	97

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
CLUTTER
On June 29, 2023, in order to further expand our on-demand consumer storage business, we acquired 100% of the outstanding shares of Clutter Intermediate, Inc. and control of all assets of the Clutter JV (collectively, "Clutter") for total consideration of $60,600 (the “Clutter Acquisition”). The financial results of the Clutter JV are now consolidated within our Global RIM Business segment. In October 2023, we sold 15% of the equity interests in Clutter to certain former stakeholders of the Clutter JV for a total consideration of $7,500, which represents the fair value attributable to these interests, which is included as a component of Redeemable Noncontrolling Interests on our Consolidated Balance Sheet at December 31, 2023.
B. ACQUISITIONS CLOSED SUBSEQUENT TO DECEMBER 31, 2023
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200,000, with $125,000 paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining amount to be paid in 2025 (the "Regency Transaction"). The agreement for the Regency Transaction also includes potential performance-based contingent consideration, which would be payable in 2027, if earned. We will record a preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the Regency Transaction based on their estimated fair values as of the acquisition date. Given the Regency Transaction recently closed, the preliminary purchase price allocation is still in process and is incomplete as of this filing date.
C. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2022
ITRENEW
On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in ITRenew at an agreed upon purchase price of $725,000, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid $748,846 and acquired $30,720 of cash on hand, for a net purchase price of $718,126 for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200,000 and no more than $531,000 (the "Deferred Purchase Obligation"). From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The current and long-term portions of the Deferred Purchase Obligation are reflected as components of Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation are included as a component of Other expense (income), net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid. See Note 2.v.

98	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
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
In addition to our acquisition of ITRenew, we completed certain other acquisitions during the years ended December 31, 2023, 2022 and 2021. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.
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
D. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2021
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

IRON MOUNTAIN 2023 FORM 10-K	99

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
E. PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions (including asset acquisitions) in each respective year is as follows:

	2023	2022			2021
	TOTAL	ITRENEW	OTHER FISCAL YEAR 2022 ACQUISITIONS	TOTAL	TOTAL
Cash Paid (gross of cash acquired)(1)	$88,635	$749,596	$85,170	$834,766	$224,192
Fair Value of Noncontrolling Interests(2)	78,598	—	—	—	3,878
Fair Value of Previously Held Equity Interest(2)	99,718	—	—	—	—
Deferred Purchase Obligation, Purchase Price Holdbacks and Other(3)	4,790	275,100	13,637	288,737	2,534
Settlement of Pre-Existing Relationships	21,641	—	—	—	—
Total Consideration	293,382	1,024,696	98,807	1,123,503	230,604
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	49,716	30,694	963	31,657	20,194
Accounts Receivable, Prepaid Expenses and Other Assets	36,274	71,612	3,947	75,559	26,911
Property, Plant and Equipment	140,668	7,541	93,722	101,263	150,095
Customer and Supplier Relationship Intangible Assets(4)	14,330	487,600	3,672	491,272	35,181
Other Intangible Assets	8,046	47,300	1,442	48,742	9,656
Operating Lease Right-of-Use Assets	29,046	29,545	3,135	32,680	40,848
Debt Assumed	(22,413)	—	—	—	(9,026)
Accounts Payable, Accrued Expenses and Other Liabilities	(19,323)	(60,157)	(2,069)	(62,226)	(22,733)
Operating Lease Liabilities	(29,046)	(29,545)	(3,135)	(32,680)	(40,848)
Deferred Income Taxes	(4,495)	(100,922)	(10,143)	(111,065)	(7,221)
Total Fair Value of Identifiable Net Assets Acquired	202,803	483,668	91,534	575,202	203,057
Goodwill Initially Recorded	$90,579	$541,028	$7,273	$548,301	$27,547
(1)Cash paid for acquisitions, net of cash acquired in our Consolidated Statements of Cash Flows includes contingent and other payments of $2,930, $581 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively, related to acquisitions made in the years prior to 2023, 2022 and 2021, respectively.
(2)The fair values of the noncontrolling interests and the previously held equity interest were determined to be the respective interest’s proportionate share of the fair value of net assets acquired as of the acquisition date.
(3)In 2022, Deferred purchase obligation, purchase price holdbacks and other includes $275,100 related to the original fair value estimate of the Deferred Purchase Obligation for the Remaining Interests.
(4)The weighted average lives of customer and supplier relationship intangible assets associated with acquisitions in 2023, 2022 and 2021 were four years, 12 years and 11 years, respectively.
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

100	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. The preliminary purchase price allocations that are not finalized as of December 31, 2023 relate to the final assessment of the fair values of property, plant and equipment and intangible assets associated with the acquisitions we closed during the year ended December 31, 2023. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Purchase price allocation adjustments recorded during the fourth quarter of 2023 and year ended December 31, 2023 were not material to our balance sheet or results from operations.
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
INTELLECTUAL PROPERTY MANAGEMENT BUSINESS DIVESTMENT
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, which we predominantly operated in the United States, for total gross consideration of approximately $215,400 (the "IPM Divestment"). As a result of the IPM Divestment, we recorded a gain on sale of approximately $179,000 to Other expense (income), net during the year ended December 31, 2021, representing the excess of the fair value of the consideration received over the sum of the carrying value of the IPM business. We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results.
5. INVESTMENTS
CLUTTER JOINT VENTURE
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV, and Clutter, Inc.’s shareholders contributed their ownership interests in Clutter, Inc., to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35,800, which was recorded to Other, net, a component of Other expense (income), net, during the year ended December 31, 2022.
On June 29, 2023, we completed the Clutter Acquisition. In connection with the Clutter Acquisition, our previously held approximately 27% interest in the Clutter JV was remeasured to fair value at the closing date of the Clutter Acquisition. As a result, we recognized a loss of approximately $38,000 to Other, net, a component of Other expense (income), net, during the second quarter of 2023.

IRON MOUNTAIN 2023 FORM 10-K	101

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2022
(In thousands, except share and per share data)
5. INVESTMENTS (CONTINUED)
WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited, a colocation data center provider in India. During the years ended December 31, 2022 and 2021, we made two investments totaling approximately 7,500,000 Indian rupees (or approximately $96,200, based upon the exchange rates between the United States dollar and Indian rupee on the closing date of each investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV. In July 2023, we made our final contractual investment in the Web Werks JV. See Note 3.
JOINT VENTURE SUMMARY
The joint ventures referred to above are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at December 31, 2023 and 2022 are as follows:

	DECEMBER 31, 2023		DECEMBER 31, 2022
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$—	—%	$98,278	53.58%
Joint venture with AGC Equity Partners (the "Frankfurt JV")	57,874	20.00%	37,194	20.00%
Clutter JV	—	—%	54,172	26.73%
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon the one-month Secured Overnight Financing Rate (“SOFR”), in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
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
As of December 31, 2023 and 2022, we have approximately $520,000 and $354,800, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through February 2026.

102	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of December 31, 2023 and 2022, we have approximately $509,200 and $469,200, respectively, in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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
The fair value of derivative instruments recognized in our Consolidated Balance Sheets as of December 31, 2023 and 2022, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	DECEMBER 31, 2023		DECEMBER 31, 2022
	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$1,601	$(3,273)	$12,995	$489
Net Investment Hedges(3)
Cross-currency swap agreements	4,758	(2,496)	38,401	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets. As of December 31, 2023, $6,359 is included within Other assets, $2,496 is included within accrued expenses and other liabilities, and $3,273 is included within Other long-term liabilities. As of December 31, 2022, $2,606 is included within Prepaid expenses and other, $48,790 is included within Other assets and $489 is included within Other long-term liabilities.
(2)As of December 31, 2023, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $2,472, which include $2,528 related to our terminated interest rate swap agreements.
(3)As of December 31, 2023, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $32,459, which include $30,197 related to the excluded component of our cross-currency swap agreements.
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the years ending December 31, 2023, 2022 and 2021, by derivative instrument, are as follows:

	YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENTS	2023	2022	2021
Cash Flow Hedges
Interest rate swap agreements	$(2,454)	$20,186	$13,382
Net Investment Hedges
Cross-currency swap agreements	(41,382)	28,044	38,998
Cross-currency swap agreements (excluded component)	21,097	9,100	—

IRON MOUNTAIN 2023 FORM 10-K	103

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Gains (losses) recognized in Net income during the years ending December 31, 2023, 2022 and 2021, by derivative instrument, are as follows:

		YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENTS	Location of gain (loss)	2023	2022	2021
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$7,580	$—	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(21,097)	(9,100)	—

104	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
7. DEBT
Long-term debt is as follows:

	DECEMBER 31, 2023				DECEMBER 31, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$—	$(4,621)	$(4,621)	$—	$1,072,200	$(6,790)	$1,065,410	$1,072,200
Term Loan A(1)	228,125	—	228,125	228,125	240,625	—	240,625	240,625
Term Loan B due 2026(1)(2)	659,298	(2,498)	656,800	659,750	666,073	(3,747)	662,326	666,750
Term Loan B due 2031(1)(3)	1,191,000	(13,026)	1,177,974	1,200,000	—	—	—	—
Virginia 3 Term Loans(5)	101,218	(4,641)	96,577	101,218	—	—	—	—
Virginia 4/5 Term Loans(5)	16,338	(5,892)	10,446	16,338	—	—	—	—
Australian Dollar Term Loan (4)(5)	197,743	(482)	197,261	199,195	202,641	(633)	202,008	204,623
UK Bilateral Revolving Credit Facility(5)	178,239	—	178,239	178,239	169,361	—	169,361	169,361
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")(6)(8)(9)	509,254	(1,763)	507,491	489,108	483,888	(2,589)	481,299	445,206
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027")(6)(7)(8)	1,000,000	(5,332)	994,668	967,500	1,000,000	(6,754)	993,246	917,500
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028")(6)(7)(8)	825,000	(5,019)	819,981	800,250	825,000	(6,200)	818,800	754,875
5% Senior Notes due 2028 (the “5% Notes due 2028")(6)(7)(8)	500,000	(3,316)	496,684	478,750	500,000	(4,039)	495,961	450,000
7% Senior Notes due 2029 (the "7% Notes due 2029")(6)(7)(8)	1,000,000	(10,813)	989,187	1,027,500	—	—	—	—
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029")(6)(7)(8)	1,000,000	(8,318)	991,682	945,000	1,000,000	(9,764)	990,236	865,000
5 1/4% Senior Notes due 2030 (the “5 1/4% Notes due 2030")(6)(7)(8)	1,300,000	(9,903)	1,290,097	1,241,500	1,300,000	(11,407)	1,288,593	1,111,500
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes")(6)(7)(8)	1,100,000	(8,917)	1,091,083	995,500	1,100,000	(10,161)	1,089,839	891,000
5% Senior Notes due 2032 (the “5% Notes due 2032")(6)(8)(10)	750,000	(11,206)	738,794	684,375	750,000	(12,511)	737,489	622,500
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes")(6)(7)(8)	600,000	(4,985)	595,015	567,000	600,000	(5,566)	594,434	520,500
Real Estate Mortgages, Financing Lease Liabilities and Other(11)	519,907	(403)	519,504	519,907	425,777	(578)	425,199	425,777
Accounts Receivable Securitization Program(12)	358,500	(317)	358,183	358,183	314,700	(531)	314,169	314,700
Total Long-term Debt	12,034,622	(101,452)	11,933,170		10,650,265	(81,270)	10,568,995
Less Current Portion	(120,670)	—	(120,670)		(87,546)	—	(87,546)
Long-term Debt, Net of Current Portion	$11,913,952	$(101,452)	$11,812,500		$10,562,719	$(81,270)	$10,481,449
(1)The capital stock or other equity interests of our United States subsidiaries representing the substantial majority of our United States operations, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Revolving Credit Facility. The fair value (Level 2 and Level 3 of fair value hierarchy described at Note 2.p.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio), as of December 31, 2023 and 2022 (collectively, the “Credit Agreement Collateral”).
(2)The amount of debt for the Term Loan B due 2026 (as defined below) reflects an unamortized original issue discount of $452 and $677 as of December 31, 2023 and 2022, respectively.
(3)The amount of debt for the Term Loan B due 2031 (as defined below) reflects an unamortized original issue discount of $9,000 as of December 31, 2023.
(4)The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,452 and $1,982 as of December 31, 2023 and 2022, respectively.

IRON MOUNTAIN 2023 FORM 10-K	105

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
(5)The fair value (Level 2 of fair value hierarchy described at Note 2.p.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
(6)The fair values (Level 2 of fair value hierarchy described at Note 2.p.) of these debt instruments are based on quoted market prices for comparable notes on December 31, 2023 and 2022, respectively.
(7)Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI’s United States subsidiaries that represent the substantial majority of our United States operations (the "Note Guarantors"). These guarantees are joint and several obligations of the Note Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.
(8)Collectively, the "Unregistered Notes". The Unregistered Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.
(9)Iron Mountain (UK) PLC ("IM UK") is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Note Guarantors. These guarantees are joint and several obligations of IMI and the Note Guarantors. The remainder of our subsidiaries do not guarantee the GBP Notes.
(10)Iron Mountain Information Management Services, Inc. ("IMIM Services") is the direct obligor on the 5% Notes due 2032, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Note Guarantors. These guarantees are joint and several obligations of IMI and the Note Guarantors. The remainder of our subsidiaries do not guarantee the 5% Notes due 2032.
(11)We believe the fair value (Level 2 of fair value hierarchy described at Note 2.p.) of this debt approximates its carrying value as these borrowings are based on current market interest rates. This debt includes the following:

	DECEMBER 31, 2023	DECEMBER 31, 2022
Real estate mortgages(1)	$57,753	$58,355
Financing lease liabilities(2)	349,865	332,905
Other notes and other obligations(3)	112,289	34,517
	$519,907	$425,777
(1)Bear interest at approximately 3.6% at both December 31, 2023 and 2022, and includes $50,000 outstanding under our Mortgage Securitization Program at both December 31, 2023 and 2022.
(2)Bear a weighted average interest rate of 6.1% and 5.2% at December 31, 2023 and 2022.
(3)These notes and other obligations, which were assumed by us as a result of certain acquisitions bear a weighted average interest rate of 8.5% and 10.1% at December 31, 2023 and 2022.
(12) The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 2 of fair value hierarchy described at Note 2.p.) of this debt approximates its carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
A. CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and two term loan B facilities (the "Term Loan B due 2026" and the "Term Loan B due 2031").
The Revolving Credit Facility enables IMI and certain of its subsidiaries to borrow an aggregate outstanding amount not to exceed $2,250,000 in United States dollars and (subject to sublimits) Canadian dollars. Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder. The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027, at which point all obligations become due. On March 18, 2022, we borrowed the full amount of the Term Loan A of $250,000. The Term Loan A is to be paid in quarterly installments in an amount equal to $3,125 per quarter. Iron Mountain Information Management, LLC ("IMIM"), a wholly-owned subsidiary of IMI, is the borrower under the Term Loan B due 2026, which has a principal amount of $700,000. The Term Loan B due 2026, which matures on January 2, 2026, was issued at 99.75% of par. Principal payments on the Term Loan B due 2026 are to be paid in quarterly installments of $1,750.
In December 2023, we entered into the Term Loan B due 2031 in the principal amount of $1,200,000, of which IMIM borrowed the full amount. The Term Loan B due 2031 was issued at 99.25% of par and matures on January 31, 2031. The aggregate net proceeds of approximately $1,181,000, after paying commissions to the joint lead arrangers and net of the original issue discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B due 2031 is an incremental term loan under the Credit Agreement. Beginning in the first quarter of 2024, the Term Loan B due 2031 is to be paid in quarterly installments of $3,000.

106	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
IMI and certain subsidiaries of IMI that represent the substantial majority of our operations in the United States, Canada and the United Kingdom guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Revolving Credit Facility varies depending on our choice of interest rate benchmark and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. The Term Loan A bears interest at the SOFR plus a credit spread adjustment of 0.1% plus 1.75%. Due to the discontinuance of the LIBOR reference rate on June 30, 2023, we transitioned the Term Loan B due 2026 from an interest rate of LIBOR plus 1.75% to a synthetic LIBOR rate plus 1.75%, effective July 1, 2023. The Term Loan B due 2031 bears interest at the SOFR plus 2.25%. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from 0.2% to 0.3% based on our consolidated leverage ratio.
As of December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility and $228,125, $659,750 and $1,200,000 outstanding under the Term Loan A, the Term Loan B due 2026 and the Term Loan B due 2031, respectively. As of December 31, 2023, we had various outstanding letters of credit totaling $4,821 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2023, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $2,245,179 (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The interest rate in effect under the Term Loan A as of December 31, 2023 and 2022 was 7.2% and 6.2%, respectively. The interest rate in effect under the Term Loan B due 2026 as of December 31, 2023 and 2022 was 5.2% and 4.8%, respectively. The interest rate in effect under the Term Loan B due 2031 as of December 31, 2023 was 7.6%

REVOLVING CREDIT FACILITY $2,250,000	TERM LOAN A $250,000	TERM LOAN B DUE 2026 $700,000	TERM LOAN B DUE 2031 $1,200,000
Outstanding borrowings $0	Aggregate outstanding principal amount $228,125	Aggregate outstanding principal amount $659,750	Aggregate outstanding principal amount $1,200,000

As of December 31, 2023	7.2% Interest rate	5.2% Interest rate	7.6% Interest rate
	As of December 31, 2023	As of December 31, 2023	As of December 31, 2023
B. VIRGINIA CREDIT AGREEMENTS
VIRGINIA 3 CREDIT AGREEMENT

On August 31, 2023, Iron Mountain Data Centers Virginia 3, LLC, a wholly-owned subsidiary of IMI, entered into a credit agreement (the "Virginia 3 Credit Agreement") in order to partially finance the construction of a data center facility in Virginia. The Virginia 3 Credit Agreement consists of a term loan facility and a letter of credit facility. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $275,000 (the "Virginia 3 Term Loans"). The Virginia 3 Term Loans bear interest at the SOFR plus 2.50%. The Virginia 3 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.75%. The Virginia 3 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 3, LLC. The Virginia 3 Credit Agreement is scheduled to mature on August 31, 2026, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond August 31, 2026, subject to the conditions specified in the Virginia 3 Credit Agreement. As of December 31, 2023, we have $101,218 in outstanding borrowings in Virginia 3 Term Loans with a weighted average interest rate of 6.2%.
MAXIMUM AMOUNT $275,000 OUTSTANDING BORROWINGS $101,218 6.2% Interest rate As of December 31, 2023

IRON MOUNTAIN 2023 FORM 10-K	107

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
VIRGINIA 4/5 CREDIT AGREEMENT

On October 31, 2022, Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 4/5 JV, LP, entered into a credit agreement (the "Virginia 4/5 Credit Agreement") in order to finance the construction of two data center facilities in Virginia. The Virginia 4/5 Credit Agreement consists of a term loan facility and a letter of credit facility. We have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed approximately $205,000 (the "Virginia 4/5 Term Loans"). The Virginia 4/5 Term Loans bear interest at SOFR plus a credit spread adjustment of 0.1% plus 1.625%. The Virginia 4/5 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.4875%. The Virginia 4/5 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC. The Virginia 4/5 Credit Agreement is scheduled to mature on October 31, 2025, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date beyond October 31, 2025, subject to the conditions specified in the Virginia 4/5 Credit Agreement, including the lender's consent. As of December 31, 2023, we have $16,338 in outstanding borrowings in Virginia 4/5 Term Loans with a weighted average interest rate of 6.1%.
MAXIMUM AMOUNT $205,000 OUTSTANDING BORROWINGS $16,338 6.1% Interest rate As of December 31, 2023

C. NOTES ISSUED UNDER INDENTURES
Each series of notes shown below (i) is effectively subordinated to all of our secured indebtedness, including under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, (ii) ranks pari passu in right of payment with each other and with debt outstanding under the Credit Agreement, the senior notes shown below and other "senior debt" we incur from time to time and (iii) is structurally subordinated to all liabilities of our subsidiaries that do not guarantee such series of notes.
The key terms of our indentures are as follows:

SENIOR NOTES	AGGREGATE PRINCIPAL AMOUNT	DIRECT OBLIGOR	MATURITY DATE	CONTRACTUAL INTEREST RATE	INTEREST PAYMENTS DUE	PAR CALL DATE(1)
GBP Notes	£400,000	IM UK	November 15, 2025	3 7/8%	May 15 and November 15	November 15, 2022
4 7/8% Notes due 2027	$1,000,000	IMI	September 15, 2027	4 7/8%	March 15 and September 15	September 15, 2025
5 1/4% Notes due 2028	$825,000	IMI	March 15, 2028	5 1/4%	March 15 and September 15	March 15, 2025
5% Notes due 2028	$500,000	IMI	July 15, 2028	5%	January 15 and July 15	July 15, 2025
7% Notes due 2029	$1,000,000	IMI	February 15, 2029	7%	February 15 and August 15	August 15, 2025
4 7/8% Notes due 2029	$1,000,000	IMI	September 15, 2029	4 7/8%	March 15 and September 15	September 15, 2027
5 1/4% Notes due 2030	$1,300,000	IMI	July 15, 2030	5 1/4%	January 15 and July 15	July 15, 2028
4 1/2% Notes	$1,100,000	IMI	February 15, 2031	4 1/2%	February 15 and August 15	February 15, 2029
5% Notes due 2032	$750,000	IMIM Services	July 15, 2032	5%	May 15 and November 15	July 15, 2027
5 5/8% Notes	$600,000	IMI	July 15, 2032	5 5/8%	January 15 and July 15	July 15, 2029
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

108	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
MAY 2023 OFFERING
On May 15, 2023, IMI completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
7% Notes due 2029	$1,000,000
The 7% Notes due 2029 were issued at 100% of par. The total net proceeds of approximately $990,000 from the issuance of the 7% Notes due 2029, after deducting the initial purchasers' commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.
D. AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd., a wholly-owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350,000 Australian dollars ("AUD Term Loan"). All indebtedness associated with the AUD Term Loan was issued at 99% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 7,695 Australian dollars per year. The AUD Term Loan bears interest at BBSY (an Australian benchmark variable interest rate) plus 3.625%. The AUD Term Loan is guaranteed by Iron Mountain Australia Group Pty, Ltd. and certain other Australian subsidiaries (the "Australia Group Guarantors") and by the guarantors of the Credit Agreement. The AUD Term Loan is secured by the capital stock and assets of the Australia Group Guarantors and by the Credit Agreement Collateral. The AUD Term Loan is scheduled to mature on September 30, 2026, at which point all obligations become due.

As of December 31, 2023, we had 292,422 Australian dollars ($199,195 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2023) outstanding on the AUD Term Loan. As of December 31, 2022, we had 300,117 Australian dollars ($204,623 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2022) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 8.0% and 6.9% as of December 31, 2023 and 2022, respectively.
OUTSTANDING BORROWINGS AU$292,422
8.0% Interest rate
As of December 31, 2023
E. UK BILATERAL REVOLVING CREDIT FACILITY

IM UK and Iron Mountain (UK) Data Centre Limited, wholly owned subsidiaries of IMI (collectively, the "UK Borrowers"), have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility"). The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140,000 British pounds sterling. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility. IMI and subsidiaries of IMI that represent the substantial majority of our operations in the United States and the United Kingdom guarantee all obligations under the UK Bilateral Revolving Credit Facility. The UK Bilateral Revolving Credit Facility is secured by certain properties in the United Kingdom. The UK Bilateral Revolving Credit Facility bears interest at the Sterling Overnight Index Average plus 2.0%.
On September 19, 2023, the UK Borrowers amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2024 to September 24, 2025.
The UK Bilateral Revolving Credit Facility was fully drawn as of December 31, 2023. The interest rate in effect under the UK Bilateral Revolving Credit Facility was 7.3% and 5.5% as of December 31, 2023 and 2022, respectively.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 7.3% Interest rate As of December 31, 2023

IRON MOUNTAIN 2023 FORM 10-K	109

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
F. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We participate in an accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly-owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly-owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. The Accounts Receivable Securitization Program is secured by a substantial majority of our net receivables in the United States.

On June 8, 2023, we amended the Accounts Receivable Securitization Program to increase the maximum borrowing capacity from $325,000 to $360,000. As of December 31, 2023 and 2022, the amount outstanding under the Accounts Receivable Securitization Program was $358,500 and $314,700, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 6.4% and 5.4% as of December 31, 2023 and 2022, respectively. Commitment fees at a rate of 35 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
MAXIMUM AMOUNT $360,000
OUTSTANDING BORROWINGS $358,500 6.4% Interest rate As of December 31, 2023

G. CASH POOLING
Certain of our subsidiaries participate in cash pooling arrangements (the "Cash Pools") to help manage global liquidity requirements. We utilize the following Cash Pools: (i) two Cash Pools with Bank Mendes Gans, an independently operated wholly-owned subsidiary of ING Group, one of which we use to manage global liquidity requirements for our qualified REIT subsidiaries ("QRSs") and the other for our taxable REIT subsidiaries ("TRSs"), (ii) two Cash Pools with JP Morgan Chase Bank, N.A. ("JPM"), one of which we use to manage liquidity requirements for our QRSs in the Asia Pacific region and the other for our TRSs in the Asia Pacific region and (iii) two Cash Pools with JPM, one of which we use to manage liquidity requirements for our QRSs in the Europe, Middle East, and Africa regions and the other for our TRSs in the Europe, Middle East, and Africa regions.
Under each of the Cash Pools, cash deposited by participating subsidiaries with certain financial institutions is pledged as security against the debit balances of other participating subsidiaries with legal rights of offset provided to the financial institutions. Therefore, such amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools.
The net cash position balances as of December 31, 2023 and 2022 are reflected as Cash and cash equivalents in our Consolidated Balance Sheets.

110	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
H. LETTERS OF CREDIT
As of December 31, 2023, we had outstanding letters of credit totaling $38,791, of which $4,821 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2024 and March 2025.
I. DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis, and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2023. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
J. MATURITIES OF LONG-TERM DEBT (GROSS OF DISCOUNTS) ARE AS FOLLOWS:

YEAR	AMOUNT
2024	$120,670
2025	1,221,903
2026	1,055,120
2027	1,238,920
2028	1,393,004
Thereafter	7,015,909
12,045,526
Net Discounts	(10,904)
Net Deferred Financing Costs	(101,452)
Total Long-term Debt (including current portion)	$11,933,170

IRON MOUNTAIN 2023 FORM 10-K	111

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES
A. PURCHASE COMMITMENTS
We have certain contractual obligations related to purchase commitments which require minimum payments as follows:

YEAR	PURCHASE COMMITMENTS(1)
2024	$76,443
2025	67,533
2026	27,034
2027	110,366
2028	2,664
Thereafter	2,137
$286,177
(1)Purchase commitments (i) include obligations related principally to software maintenance and support services and (ii) exclude our operating and financing lease obligations (see Note 2.j.) and our deferred purchase obligations (see Note 2.p.).
In addition to the above, as of December 31, 2023, we have contractual commitments of approximately $740,000 for future construction costs associated with the expansion of our Global Data Center Business that are expected to be incurred over the next one to two years.
B. SELF-INSURED LIABILITIES
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities and benefits paid under employee healthcare and short-term disability programs. At December 31, 2023 and 2022, there were $42,495 and $46,663, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future claim costs based on claims incurred as of the balance sheet date.
C. LITIGATION—GENERAL
We are involved in litigation from time to time in the ordinary course of business, including litigation arising from damage to customer assets in our facilities caused by fires and other natural disasters. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. While the outcome of litigation is inherently uncertain, we do not believe any current litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $19,000 over the next several years.

112	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
9. STOCKHOLDERS' EQUITY MATTERS
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2021, 2022 and 2023, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2021	$0.6185	March 15, 2021	$178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
August 5, 2021	0.6185	September 15, 2021	179,080	October 6, 2021
November 4, 2021	0.6185	December 15, 2021	179,132	January 6, 2022
February 24, 2022	0.6185	March 15, 2022	179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
August 4, 2022	0.6185	September 15, 2022	179,790	October 4, 2022
November 3, 2022	0.6185	December 15, 2022	179,866	January 5, 2023
February 23, 2023	0.6185	March 15, 2023	180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
August 3, 2023	0.6500	September 15, 2023	189,730	October 5, 2023
November 2, 2023	0.6500	December 15, 2023	189,886	January 4, 2024
On February 22, 2024, we declared a dividend to our stockholders of record as of March 15, 2024 of $0.65 per share, payable on April 4, 2024.
During the years ended December 31, 2023, 2022 and 2021, we declared dividends in an aggregate and per share amount, based on the weighted average number of common shares outstanding during each respective year, as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Declared distributions	$740,448	$719,098	$715,807
Amount per share each distribution represents based on weighted average number of common shares outstanding	2.54	2.47	2.47

IRON MOUNTAIN 2023 FORM 10-K	113

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
9. STOCKHOLDERS’ EQUITY MATTERS (CONTINUED)
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends"), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2023, 2022 and 2021, the dividends we paid on our common shares were classified as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Nonqualified ordinary dividends	98.2%	90.4%	53.9%
Qualified ordinary dividends(1)	0.8%	—%	13.0%
Capital gains(2)(3)	—%	9.6%	21.8%
Return of capital	1.0%	—%	11.3%
	100.0%	100.0%	100.0%
(1)Dividends paid during the years ended December 31, 2023 and 2021 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits during the years ended December 31, 2023 and 2021. None of the dividends paid during the year ended December 31, 2022 were classified as qualified ordinary dividends for federal income tax purposes.
(2)During the year ended December 31, 2022, the percentage of our dividends that was classified as a capital gain was primarily related to the sale of land and buildings in the United States and Canada.
(3)During the year ended December 31, 2021, the percentage of our dividends that was classified as a capital gain was primarily related to the sale of land and buildings in the United States and the United Kingdom.
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

114	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below:

	DECEMBER 31,
	2023(1)	2022
Deferred Tax Assets:
Accrued liabilities and other adjustments	$100,476	$80,159
Net operating loss carryforwards	158,363	97,161
Valuation allowance	(103,897)	(47,514)
	154,942	129,806
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(220,218)	(243,150)
Plant and equipment, principally due to differences in depreciation	(90,156)	(78,486)
Other	(65,909)	(52,786)
	(376,283)	(374,422)
Net deferred tax liability	$(221,341)	$(244,616)
(1)Prior to 2023, certain of our non-United States tax loss carryforwards were determined to have a remote possibility of realization and therefore were not reported in the table above. In connection with the implementation of the OECD (as defined below) global minimum tax initiative known as Pillar Two (as defined below), any existing deferred taxes not disclosed in our 2023 financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, beginning in 2023, we are disclosing in the above table the tax effects of these non-United States tax loss carryforwards offset with a full valuation allowance.
The deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below:

	DECEMBER 31,
	2023	2022
Noncurrent deferred tax assets (Included in Other, a component of Other assets, net)	$14,069	$18,389
Deferred income taxes	(235,410)	(263,005)
At December 31, 2023, we have federal net operating loss carryforwards of $109,624, which can be carried forward indefinitely, of which $88,728 is expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $133,536, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 73.8%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

IRON MOUNTAIN 2023 FORM 10-K	115

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
A rollforward of the valuation allowance is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CHARGED (CREDITED) TO EXPENSE(2)	OTHER INCREASES/(DECREASES)(1)(2)	BALANCE AT END OF THE YEAR
2023	$47,514	$4,855	$51,528	$103,897
2022	51,744	(1,333)	(2,897)	47,514
2021	46,938	8,406	(3,600)	51,744
(1)Other decreases and increases in valuation allowances are primarily related to changes in foreign currency exchange rates.
(2)Prior to 2023, certain of our non-United States tax loss carryforwards were determined to have a remote possibility of realization and therefore were not reported in the table above. In connection with the implementation of the OECD global minimum tax initiative known as Pillar Two, any existing deferred taxes not disclosed in our 2023 financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, beginning in 2023, we are disclosing in the above table the tax effects of these non-United States tax loss carryforwards offset with a full valuation allowance.
The components of net income (loss) before provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
United States	$76,012	$449,241	$212,460
Canada	111,331	103,826	78,780
Other Foreign	39,863	78,571	337,775
Net income (loss) before provision (benefit) for income taxes	$227,206	$631,638	$629,015
The provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 consist of the following components:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Federal—current	$1,255	$24,331	$54,867
Federal—deferred	(18,488)	(30,581)	14,322
State—current	1,544	8,553	9,566
State—deferred	(4,630)	(3,728)	(526)
Foreign—current	72,408	92,525	83,154
Foreign—deferred	(12,146)	(21,611)	14,907
Provision (Benefit) for Income Taxes	$39,943	$69,489	$176,290

116	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
A reconciliation of total income tax expense and the amount computed by applying the current federal statutory tax rate of 21.0% to net income (loss) before provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021, respectively, is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Computed "expected" tax provision	$47,713	$132,644	$132,093
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(39,299)	(82,620)	(8,203)
State taxes, net of federal tax benefit	(3,147)	4,043	8,027
Increase (decrease) in valuation allowance (net of operating losses)	4,855	(1,333)	8,406
Withholding taxes	11,658	10,600	23,654
(Reversal) reserve accrual and audit settlements, net of federal tax benefit	(6,999)	40	3,072
Change in valuation of acquisition contingencies	3,242	(19,656)	—
Foreign tax rate differential	6,876	22,227	9,856
Disallowed foreign interest, Subpart F income, and other foreign taxes	14,405	2,820	(3,437)
Other, net	639	724	2,822
Provision (Benefit) for Income Taxes	$39,943	$69,489	$176,290
Our effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 17.6%, 11.0% and 28.0%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate, (ii) tax law changes, (iii) volatility in foreign exchange gains and losses, (iv) the timing of the establishment and reversal of tax reserves, (v) our ability to utilize net operating losses that we generate and (vi) the taxability or deductibility of significant transactions.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2023	2022	2021
The benefits derived from the dividends paid deduction of $39,299 and the differences in the tax rates to which our foreign earnings are subject of $6,876. In addition, there were gains and losses recorded in Other expense (income), net during the period, for which there was no tax impact.

The benefits derived from the dividends paid deduction of $82,620 and the differences in the tax rates to which our foreign earnings are subject of $22,227. In addition, there were gains and losses recorded in Other expense (income), net and Gain (loss) on disposal/write-down of property, plant and equipment, net during the period for which there were insignificant tax impacts.

The benefits derived from the dividends paid deduction of $8,203 which was offset by (i) the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $9,856, and (ii) foreign withholding taxes of $23,654, which were either paid during the year or accrued, for the deferred tax liability for the United States tax impact of undistributed earnings of foreign TRSs that are no longer intended to be permanently reinvested outside the United States.

As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.

IRON MOUNTAIN 2023 FORM 10-K	117

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
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
The Organization for Economic Co-operation and Development (the "OECD"), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles, including on a global minimum tax initiative. In December 2022, the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting 2.0 Pillar Two global corporate minimum tax rate of 15% ("Pillar Two"). The agreement affirms that all member states must adopt the directive by December 31, 2023. The rules will therefore be first applicable for periods beginning after December 31, 2023. While the United States has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially impact our effective tax rate, corporate tax liabilities or cash tax liabilities. There remains uncertainty as to the final Pillar Two model rules. We will continue to monitor United States and global legislative action related to Pillar Two for potential impacts.
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded a decrease of $2,557 and increases of $90 and $823 for gross interest and penalties for the years ended December 31, 2023, 2022 and 2021, respectively. We had $4,183 and $6,635 accrued for the payment of interest and penalties as of December 31, 2023 and 2022, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

TAX YEARS	TAX JURISDICTION
See Below	United States—Federal and State
2020 to present	United Kingdom
2016 to present	Canada
The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2022, 2021 and 2020 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2023, we had $23,570 of reserves related to uncertain tax positions, of which $20,488 and $3,082 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2022, we had $27,753 of reserves related to uncertain tax positions, of which $24,671 and $3,082 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes to our estimates.

118	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—January 1, 2021	$25,969
Gross additions based on tax positions related to the current year	3,893
Gross additions for tax positions of prior years	344
Gross reductions for tax positions of prior years	(536)
Lapses of statutes	(1,663)
Settlements	(235)
Gross tax contingencies—December 31, 2021	27,772
Gross additions based on tax positions related to the current year	2,271
Gross additions for tax positions of prior years	723
Gross reductions for tax positions of prior years	(1,866)
Acquired unrecognized tax benefits	1,354
Lapses of statutes	(2,501)
Gross tax contingencies—December 31, 2022	27,753
Gross additions based on tax positions related to the current year	3,511
Gross additions for tax positions of prior years	634
Gross reductions for tax positions of prior years	(5,454)
Lapses of statutes	(2,874)
Gross tax contingencies—December 31, 2023	$23,570
The reversal of the reserves of $23,570 as of December 31, 2023 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $3,722 of our unrecognized tax positions may be recognized by the end of 2024 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN 2023 FORM 10-K	119

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
11. SEGMENT INFORMATION
As of December 31, 2023, our two reportable segments are described as follows:
(1)Global Records and Information Management ("Global RIM") Business includes several distinct offerings:
(i)Records Management, which stores physical records and provides information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents ("Records Management") for customers in 60 countries around the globe.
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
(v)Entertainment Services, which help entertainment and media services clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets.
(vi)Consumer Storage, which provides on-demand, valet storage for consumers utilizing data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.
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
(ii)ALM provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition or sale of IT hardware and component assets. ALM services are enabled by: secure logistics, chain of custody and complete asset traceability practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. In addition, ALM also offers workplace IT asset management services including storage, configuration, deployment, device support and end-of-life disposition for employee IT devices. Our ALM services focus on protecting and eradicating customer data while maintaining strong, auditable and transparent chain of custody practices.
(iii)Corporate and Other also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

120	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
As of and for the Year Ended December 31, 2023
Total Revenues	$4,661,776	$495,026	$323,487	$5,480,289
Storage Rental	2,834,352	474,066	62,227	3,370,645
Service	1,827,424	20,960	261,260	2,109,644
Depreciation and Amortization	470,934	158,817	146,408	776,159
Depreciation	313,956	117,738	94,156	525,850
Amortization	156,978	41,079	52,252	250,309
Adjusted EBITDA	2,027,037	215,945	(281,305)	1,961,677
Total Assets(1)	10,876,225	4,788,600	1,808,977	17,473,802
Expenditures for Segment Assets	391,889	946,791	143,390	1,482,070
Capital Expenditures	284,978	928,883	125,362	1,339,223
Cash Paid for Acquisitions, Net of Cash Acquired	24,919	(764)	17,694	41,849
Acquisitions of Customer Relationships, Customer Inducements and Contract Costs	81,992	18,672	334	100,998
As of and for the Year Ended December 31, 2022
Total Revenues	$4,295,115	$401,125	$407,334	$5,103,574
Storage Rental	2,606,721	372,208	55,094	3,034,023
Service	1,688,394	28,917	352,240	2,069,551
Depreciation and Amortization	469,419	140,028	118,148	727,595
Depreciation	308,207	103,953	66,824	478,984
Amortization	161,212	36,075	51,324	248,611
Adjusted EBITDA	1,887,589	175,622	(236,154)	1,827,057
Total Assets(1)	10,654,650	3,752,088	1,733,776	16,140,514
Expenditures for Segment Assets	303,342	650,534	803,733	1,757,609
Capital Expenditures	246,216	551,232	77,930	875,378
Cash Paid for Acquisitions, Net of Cash Acquired	(23)	78,103	725,610	803,690
Acquisitions of Customer Relationships, Customer Inducements and Contract Costs	57,149	21,199	193	78,541
As of and for the Year Ended December 31, 2021
Total Revenues	$3,994,988	$326,898	$169,645	$4,491,531
Storage Rental	2,517,208	289,592	63,319	2,870,119
Service	1,477,780	37,306	106,326	1,621,412
Depreciation and Amortization	477,713	148,023	54,686	680,422
Depreciation	320,451	93,679	50,942	465,072
Amortization	157,262	54,344	3,744	215,350
Adjusted EBITDA	1,709,525	137,349	(212,175)	1,634,699
Total Assets(1)	11,101,557	2,911,823	436,651	14,450,031
Expenditures for Segment Assets	369,749	422,274	94,875	886,898
Capital Expenditures	213,395	320,768	76,919	611,082
Cash Paid for Acquisitions, Net of Cash Acquired	97,044	88,998	17,956	203,998
Acquisitions of Customer Relationships, Customer Inducements and Contract Costs	59,310	12,508	—	71,818
(1)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN 2023 FORM 10-K	121

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
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

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Net Income (Loss)	$187,263	$562,149	$452,725
Add/(Deduct):
Interest expense, net	585,932	488,014	417,961
Provision (benefit) for income taxes	39,943	69,489	176,290
Depreciation and amortization	776,159	727,595	680,422
Acquisition and Integration Costs	25,875	47,746	12,764
Restructuring and other transformation	175,215	41,933	206,426
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(12,825)	(93,268)	(172,041)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	98,891	(83,268)	(205,746)
Stock-based compensation expense	73,799	56,861	61,001
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	11,425	9,806	4,897
Adjusted EBITDA	$1,961,677	$1,827,057	$1,634,699
(1)Includes foreign currency transaction losses (gains), net, debt extinguishment expense and other, net.

122	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
Information as to our operations in different geographical areas for the years ended December 31, 2023, 2022 and 2021 is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Revenues:
United States	$3,507,134	$3,262,755	$2,713,147
United Kingdom	393,917	332,556	294,675
Canada	279,325	270,836	252,385
Australia	143,815	144,840	148,431
Remaining Countries	1,156,098	1,092,587	1,082,893
Long-lived Assets:
United States	$9,492,911	$8,925,643	$7,867,841
United Kingdom	1,315,715	1,062,641	914,732
Canada	498,511	514,777	562,911
Australia	484,005	490,172	528,703
Remaining Countries	3,947,115	3,600,136	3,134,577
Information as to our revenues by product and service lines by segment for the years ended December 31, 2023, 2022 and 2021 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Year Ended December 31, 2023
Records Management(1)	$3,625,264	$—	$146,389	$3,771,653
Data Management(1)	520,194	—	—	520,194
Information Destruction(1)(2)(3)	516,318	—	177,098	693,416
Data Center(1)	—	495,026	—	495,026
For the Year Ended December 31, 2022
Records Management(1)	$3,287,237	$—	$137,845	$3,425,082
Data Management(1)	510,107	—	185	510,292
Information Destruction(1)(2)(3)	497,771	—	269,304	767,075
Data Center(1)	—	401,125	—	401,125
For the Year Ended December 31, 2021
Records Management(1)	$3,074,605	$—	$125,571	$3,200,176
Data Management(1)	529,416	—	—	529,416
Information Destruction(1)(2)(3)	390,967	—	44,074	435,041
Data Center(1)	—	326,898	—	326,898
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service related, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from our ALM business.

IRON MOUNTAIN 2023 FORM 10-K	123

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
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
Revenue recognized in the accompanying Consolidated Statements of Operations under these agreements for the years ended December 31, 2023, 2022 and 2021 is as follows (approximately):

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Frankfurt JV Agreements(1)	$1,800	$15,000	$19,600
MakeSpace Agreement and Clutter Agreement(2)	13,000	28,500	34,700
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
(2)Revenue associated with the MakeSpace Agreement and the Clutter Agreement is presented as a component of our Global RIM Business segment.
During the years ended December 31, 2023, 2022 and 2021, the Company had no other related party transactions.
13. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn. Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect to incur approximately $150,000 in costs annually related to Project Matterhorn from 2023 through 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement our growth initiatives.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and from the inception of Project Matterhorn through December 31, 2023 is as follows:

	YEAR ENDED DECEMBER 31, 2023	YEAR ENDED DECEMBER 31, 2022	FROM INCEPTION THROUGH DECEMBER 31, 2023
Restructuring	$57,319	$13,292	$70,611
Other transformation	117,896	28,641	146,537
Restructuring and other transformation	$175,215	$41,933	$217,148
There were no Restructuring and other transformation costs related to Project Matterhorn for the year ended December 31, 2021.

124	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
13. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Consolidated Statements of Operations, by segment, for the years ended December 31, 2023 and 2022 and from the inception of Project Matterhorn through December 31, 2023 are as follows:

	YEAR ENDED DECEMBER 31, 2023	YEAR ENDED DECEMBER 31, 2022	FROM INCEPTION THROUGH DECEMBER 31, 2023
Global RIM Business	$46,722	$13,083	$59,805
Global Data Center Business	520	—	520
Corporate and Other	10,077	209	10,286
Total restructuring costs	$57,319	$13,292	$70,611
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Consolidated Statements of Operations, by segment, for the years ended December 31, 2023 and 2022 and from the inception of Project Matterhorn through December 31, 2023 are as follows:

	YEAR ENDED DECEMBER 31, 2023	YEAR ENDED DECEMBER 31, 2022	FROM INCEPTION THROUGH DECEMBER 31, 2023
Global RIM Business	$28,369	$3,901	$32,270
Global Data Center Business	4,964	58	5,022
Corporate and Other	84,563	24,682	109,245
Total other transformation costs	$117,896	$28,641	$146,537
A rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Consolidated Balance Sheets for December 31, 2022 through December 31, 2023 is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2022	$1,058	$7,029	$8,087
Amounts accrued	57,319	117,895	175,214
Payments	(47,646)	(100,070)	(147,716)
Balance as of December 31, 2023	$10,731	$24,854	$35,585
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
The implementation of Project Summit resulted in total restructuring costs of approximately $450,000 that primarily consisted of: (i) employee severance costs, (ii) internal costs associated with the development and implementation of Project Summit initiatives, (iii) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs.

IRON MOUNTAIN 2023 FORM 10-K	125

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2023
(In thousands, except share and per share data)
13. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Summit, included as a component of Restructuring and other transformation in the accompanying Consolidated Statement of Operations, for the year ended December 31, 2021 and from the inception of Project Summit through December 31, 2021, are as follows:

	YEAR ENDED DECEMBER 31, 2021	FROM INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2021
Employee severance	$22,809	$91,008
Professional fees and other	183,617	358,411
Total restructuring costs	$206,426	$449,419
As Project Summit was completed as of December 31, 2021, there were no restructuring costs for Project Summit for the years ended December 31, 2023 and 2022.
Restructuring costs for Project Summit included in the accompanying Consolidated Statement of Operations by segment for the year ended December 31, 2021 and from the inception of Project Summit through December 31, 2021 are as follows:

	YEAR ENDED DECEMBER 31, 2021	FROM INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2021
Global RIM Business	$59,033	$148,073
Global Data Center Business	3,062	5,000
Corporate and Other	144,331	296,346
Total restructuring costs	$206,426	$449,419

126	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)
Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements and racking. Schedule III does not reflect the 1,145 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, racking and construction in progress as disclosed in Note 2.i. to Notes to Consolidated Financial Statements as of December 31, 2023:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$4,964,366
Add (Deduct) Reconciling Items:
Book value of racking included in leased facilities(1)	1,507,354
Book value of financing leases(2)	618,338
Book value of construction in progress(3)	933,727
Book value of other	9,062
Total Reconciling Items	3,068,481
Gross Amount of Real Estate Assets, As Disclosed in Note 2.i.	$8,032,847
(1)Represents the gross book value of racking installed in our 1,145 leased facilities, which is included in historical book value of racking in Note 2.i., but excluded from Schedule III.
(2)Represents the gross book value of buildings and building improvements that are subject to financing leases, which are included in the historical book value of building and building improvements in Note 2.i., but excluded from Schedule III.
(3)Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.i. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2023 is included in Schedule III.
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2023:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,305,461
Add (Deduct) Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,454,161
Accumulated Depreciation - racking in leased facilities(2)	1,129,751
Accumulated Depreciation - financing leases(3)	150,952
Accumulated Depreciation - other	18,795
Total Reconciling Items	2,753,659
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$4,059,120
(1)Represents the accumulated depreciation of non-real estate assets that is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III as the assets to which this accumulated depreciation relates are not considered real estate assets associated with owned buildings.
(2)Represents the accumulated depreciation of racking as of December 31, 2023 installed in our 1,145 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.
(3)Represents the accumulated depreciation of buildings and building improvements as of December 31, 2023 that are subject to financing leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

IRON MOUNTAIN 2023 FORM 10-K	127

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America
United States (Including Puerto Rico)
1420 North Fiesta Blvd, Gilbert, Arizona	1	$—	$1,637	$2,862	$4,499	$2,651	2001		Up to 40 years
4802 East Van Buren, Phoenix, Arizona	1	—	15,599	479,431	495,030	20,668	2019		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	163,675	586,782	91,294	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	15,194	27,372	8,861	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,192	8,497	5,697	2012		Up to 40 years
8521 E. Princess Drive, Scottsdale, Arizona	1	—	87,865	5,088	92,953	25,437	2018	(5)	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	3,211	7,973	3,455	2002		Up to 40 years
21063 Forbes St, Hayward, California	1	—	13,407	641	14,048	3,688	2019	(10)	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	28,774	38,942	18,910	1988		Up to 40 years
1010 - 1006 North Mansfield, Los Angeles, California	1	—	749	261	1,010	185	2014		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	7,668	22,840	16,673	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	906	5,482	2,345	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,850	5,270	2,313	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	3,339	9,668	4,746	2002		Up to 40 years
336 Oyster Point Blvd, South San Francisco, California	1	—	15,100	336	15,436	3,171	2019	(10)	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,562	6,145	2,634	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	787	7,099	2,401	2014		Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	11,133	18,536	11,693	2001		Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	33,339	149,675	28,699	2017		Up to 40 years

128	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
20 Eastern Park Rd, East Hartford, Connecticut	1	$—	$7,417	$2,119	$9,536	$6,917	2002		Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	33,511	43,958	26,398	2001		Up to 40 years
1400 Johnson Way, New Castle, Delaware	1	—	5,686	—	5,686	355	2023	(10)	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	1,245	8,471	5,712	2002		Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	15,477	19,678	9,599	2001		Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,984	6,792	4,701	2002		Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	3,182	6,724	986	2017		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,861	9,331	4,993	2006		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	28,471	36,418	18,659	1999		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	3,095	3,499	3,069	2001		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	14,360	18,624	10,812	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	4,101	6,090	2,192	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	4,592	26,640	12,343	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	964	2,342	511	2015		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	552	1,174	550	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	15,977	16,686	7,695	Various		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	624	8,961	4,081	2015	(10)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,700	8,898	4,842	1999		Up to 40 years

IRON MOUNTAIN 2023 FORM 10-K	129

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
120 Hampden St, Boston, Massachusetts	1	$—	$164	$964	$1,128	$681	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,558	7,378	6,020	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	881	2,792	2,268	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	402	5,815	1,314	2014		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	16,666	72,589	47,711	Various		Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,255	2,549	1,442	2002		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,566	6,638	3,168	2004		Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	2	—	2,924	19,780	22,704	10,067	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	10,158	13,588	7,625	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,662	10,841	7,979	2001		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	116,859	427,263	65,368	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	63,577	102,274	65,272	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	17,802	29,536	4,415	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	6,921	16,443	2,033	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	3,481	12,426	2,126	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	12,478	16,063	8,148	2006		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	11,583	12,907	8,395	1998		Up to 40 years

130	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1368 County Rd 8, Farmington, New York	1	$—	$2,611	$5,336	$7,947	$5,649	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	3,260	3,362	2,170	2001		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	12,650	35,787	26,531	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	12,029	17,171	9,495	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,856	5,785	3,600	1997		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	1,046	8,133	2,243	2017		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	606	3,735	2,425	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	5,008	8,344	4,894	2001		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	2,189	31,281	6,434	2018	(5)	Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	282,425	303,591	98,348	Various		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	1,069	3,526	2,413	2000		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,834	8,019	5,466	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	2,779	14,555	5,236	2016	(10)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,353	4,199	1,910	2016	(10)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,650	5,368	2,858	Various		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	13,169	14,996	2,715	2000		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	1,584	9,883	3,335	2015	(10)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	2,302	21,975	11,804	2013		Up to 40 years

IRON MOUNTAIN 2023 FORM 10-K	131

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1905 John Connally Dr, Carrolton, Texas	1	$—	$2,174	$1,006	$3,180	$1,723	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,864	7,382	4,730	2001		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	2,209	5,424	3,104	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	8,711	14,039	3,946	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,310	10,664	6,988	2003		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	12,475	15,663	10,145	2001		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	2,754	5,594	3,139	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,270	2,302	1,311	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,838	6,305	3,482	2000		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	38,821	45,148	19,998	2004		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	1,104	2,899	1,608	2000		Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	3,382	5,062	1,782	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,684	8,007	2,499	2015	(10)	Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	5,271	11,510	6,624	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	2,036	3,745	2,371	1999		Up to 40 years
11660 Hayden Road, Manassas, Virginia	1	—	104,824	479,940	584,764	36,581	2020		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	300	2,877	1,448	2015	(10)	Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	4,491	12,089	7,230	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,875	4,953	2,926	1999		Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	4,260	9,659	4,456	2002		Up to 40 years

132	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1201 N. 96th St, Seattle, Washington	1	$—	$4,496	$2,655	$7,151	$4,291	2001	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	786	4,692	1,002	2015	Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,143	3,450	1,832	1999	Up to 40 years
	114	$—	$1,656,928	$2,146,987	$3,803,915	$954,710

IRON MOUNTAIN 2023 FORM 10-K	133

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
Canada
One Command Court, Bedford	1	$—	$3,847	$4,720	$8,567	$5,124	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	6,893	12,296	7,056	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	17,976	22,983	11,162	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	2,366	10,457	5,566	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	7,071	11,397	6,076	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	12,623	27,281	13,517	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	1,058	3,078	1,868	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	611	4,250	794	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	871	3,622	1,723	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	19,883	28,079	16,261	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	2,633	4,433	2,265	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	7,595	8,654	5,105	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,478	(201)	7,277	3,290	2017	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,667	2,496	1,138	2008	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	712	1,955	997	2007	Up to 40 years
	15	$—	$70,347	$86,478	$156,825	$81,942
	129	$—	$1,727,275	$2,233,465	$3,960,740	$1,036,652

134	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$12,914	$19,456	$7,511	2010		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	1,593	3,001	540	2003		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	2,782	5,918	1,222	2003		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	(75)	1,860	350	2018		Up to 40 years
G2-B, Engineering Square IDG Developer’s Area, 6th Oct City Giza, Egypt	1	—	8,984	(3,445)	5,539	351	2021	(7)	Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	2,329	9,309	5,689	2003		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	3,695	11,113	6,180	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	6,856	12,133	9,049	2003		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	3,086	6,205	3,308	2003		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	242	4,281	2,627	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,593	2,274	1,582	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindon, England	1	—	2,636	371	3,007	1,499	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,388	4,138	2,711	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(3,142)	18,176	6,859	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	12	1,334	499	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	671	4,061	1,673	2016	(4)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	(418)	13,723	3,718	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	—	12,407	19,343	31,750	21,058	2004		Up to 40 years

IRON MOUNTAIN 2023 FORM 10-K	135

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe (continued)
45 Rue de Savoie, Manissieux, Saint Priest, France	1	$—	$5,546	$(183)	$5,363	$1,584	2016	(4)	Up to 40 years
Heinrich Lanz Alee 47, Frankfurt, Germany	1	—	80,951	104,009	184,960	7,925	2021	(8)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	721	4,743	1,820	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	2,480	5,700	3,748	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	2,580	11,620	6,306	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	892	3,710	1,679	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	6,992	23,026	10,918	2012		Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	5,588	12,558	6,402	Various		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	27,478	38,995	22,250	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	225	411	358	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	4,322	15,333	4,695	2010		Up to 40 years
Calle del Mar Egeo, 4, 28830, San Fernando de Hanares, Madrid, Spain	1	—	93,370	45,504	138,874	376	2022	(9)	Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	6,013	9,994	7,359	2001		Up to 40 years
Plot No. S10501 & S10506 Jebel Ali Free Zone Authority, United Arab Emirates	1	—	17,000	(3,746)	13,254	1,357	2021	(7)	Up to 40 years
Abanto Ciervava, Spain	1	—	1,053	(1,053)	—	—	Various		Up to 40 years
	50	$—	$373,202	$252,617	$625,819	$153,202

136	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$(333)	$322	$76	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(166)	—	—	1998		Up to 40 years
Spegazzini, Ezeiza, Buenos Aires, Argentina	1	—	12,773	(12,513)	260	89	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu, Brazil	1	—	12,562	(4,053)	8,509	2,567	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	1	—	8,894	(1,692)	7,202	2,432	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	8,085	9,953	4,200	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1		24,078	(3,005)	21,073	5,565	2014		Up to 40 years
El Taqueral 99, Santiago, Chile	10	—	2,629	27,792	30,421	13,288	Various		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	7	—	4,001	14,813	18,814	8,389	Various		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,100	1,474	1,120	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	1,604	2,509	1,299	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	4,628	24,565	7,754	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	3,302	6,839	2,242	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	3,226	5,430	2,014	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	17,572	25,116	8,833	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	—	1,549	737	2,286	1,308	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	5,272	9,384	4,786	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	30,342	38,521	11,670	2010		Up to 40 years
	45	$—	$115,967	$96,711	$212,678	$77,632

IRON MOUNTAIN 2023 FORM 10-K	137

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Asia
Warehouse No 4, Shanghai, China	1	$—	$1,530	$636	$2,166	$646	2013		Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor, Indonesia	1	—	7,897	4,327	12,224	3,447	2017		Up to 40 years
Jl. Amd Projakal KM 5.5 Rt 46, Kel. Graha Indah, Kec. Balikpapan Utara, Indonesia	1	—	125	(125)	—	—	2021		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	61,921	120,558	21,426	2018	(6)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	1,691	12,086	5,884	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	1,749	14,975	5,917	2016	(4)	Up to 40 years
	7	$—	$91,810	$70,199	$162,009	$37,320
Australia
8 Whitestone Drive, Austins Ferry, Australia	1	—	681	2,439	3,120	654	2012		Up to 40 years
	1	$—	$681	$2,439	$3,120	$654
Total	232	$—	$2,308,935	$2,655,431	$4,964,366	$1,305,461
(1)The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,145 leased facilities in our real estate portfolio. In addition, the above information does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
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
(8)Property was acquired in connection with the Frankfurt data center acquisition.
(9)Property was acquired in connection with our acquisition of XData Properties, S.L.U.
(10)This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

138	IRON MOUNTAIN 2023 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023
(Dollars in thousands)
(11)The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2023 and 2022:

	YEAR ENDED DECEMBER 31,
GROSS CARRYING AMOUNT OF REAL ESTATE	2023	2022
Gross amount at beginning of period	$4,461,195	$4,129,251
Additions during period:
Acquisitions	—	93,370
Discretionary capital projects	535,817	434,395
Foreign currency translation fluctuations	5,046	(28,295)
	540,863	499,470
Deductions during period:
Cost of real estate sold, disposed or written-down	(27,830)	(123,633)
Other adjustments(1)	(9,862)	(43,893)
	(37,692)	(167,526)
Gross amount at end of period	$4,964,366	$4,461,195
(1)For the years ended December 31, 2023 and 2022, this includes the cost of racking associated with the facilities sold as part of the sale-leaseback transactions.

	YEAR ENDED DECEMBER 31,
ACCUMULATED DEPRECIATION	2023	2022
Gross amount of accumulated depreciation at beginning of period	$1,187,390	$1,160,490
Additions during period:
Depreciation	132,423	121,428
Foreign currency translation fluctuations	3,821	(14,664)
	136,244	106,764
Deductions during period:
Amount of accumulated depreciation for real estate assets sold, disposed or written-down	(8,856)	(41,674)
Other adjustments(1)	(9,317)	(38,190)
	(18,173)	(79,864)
Gross amount of end of period	$1,305,461	$1,187,390
(1)For the years ended December 31, 2023 and 2022, this includes the accumulated depreciation of racking associated with the facilities sold as part of the sale-leaseback transactions.
The aggregate cost of our real estate assets for federal tax purposes at December 31, 2023 was approximately $4,841,210.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

IRON MOUNTAIN 2023 FORM 10-K	139

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

3.2	Certificate of Merger, filed by the Company, effective as of January 20, 2015. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)
3.3	Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 12, 2023)
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

4.11
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.12	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)
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

10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE’s Current Report on Form 8‑K dated April 16, 1999.)
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002.)
10.7	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2008.)

140	IRON MOUNTAIN 2023 FORM 10-K

Part IV

EXHIBIT	ITEM
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008.)
10.9	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010.)
10.10	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)
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

10.33	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Filed herewith)

IRON MOUNTAIN 2023 FORM 10-K	141

Part IV

EXHIBIT	ITEM
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

10.37
Form of Stock Option Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

10.38
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

10.43
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.)

10.44	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 6). (#) (Filed herewith)
10.45	Form of Cash Award Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Filed herewith)
10.46
Change in Control Agreement, dated September 8, 2008, between the Company and Ernest W. Cloutier. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014.)

10.47	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.48
Contract of Employment with Iron Mountain, between Patrick Keddy and Iron Mountain (UK) Ltd., effective as of April 2, 2015. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.)

10.49	Ernest Cloutier Secondment Letter, dated March 27, 2017. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.)
10.50	Ernest Cloutier Separation Agreement, dated August 6, 2021. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)
10.51	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.52	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007.)
10.53	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012.)
10.54	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)
10.55	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)
10.56	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.57	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.58
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

142	IRON MOUNTAIN 2023 FORM 10-K

Part IV

EXHIBIT	ITEM
10.59
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

10.60
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

10.61
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

10.62
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

10.63
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

10.64
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

10.65
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

10.66
Amendment No. 1 to Credit Agreement dated December 28, 2023 to Credit Agreement, among the Company, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 28, 2023.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
97.1	Clawback Policy. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN 2023 FORM 10-K	143

Part IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
William L. Meaney

/s/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Barry A. Hytinen

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 22, 2024
Jennifer M. Allerton

/s/ PAMELA M. ARWAY	Director	February 22, 2024
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 22, 2024
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 22, 2024
Kent P. Dauten

/s/ MONTE E. FORD	Director	February 22, 2024
Monte E. Ford

/s/ ROBIN L. MATLOCK	Director	February 22, 2024
Robin L. Matlock

144	IRON MOUNTAIN 2023 FORM 10-K

Part IV

NAME	TITLE	DATE

/s/ WENDY J. MURDOCK	Director	February 22, 2024
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 22, 2024
Walter. C. Rakowich

/s/ DOYLE R. SIMONS	Director	February 22, 2024
Doyle R. Simons

/s/ THEODORE R. SAMUELS	Director	February 22, 2024
Theodore R. Samuels

IRON MOUNTAIN 2023 FORM 10-K	145