Form 10-Q
period 2024-03-31
IRON MOUNTAIN INC
filed 2024-05-02
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 26, 2024, the registrant had 293,133,321 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2024 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023
	3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023
	4	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2024 and 2023
	5	Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2024 and 2023
	6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023
	7	Notes to Condensed Consolidated Financial Statements
24	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
43	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
45	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
45	ITEM 5.	Other Information
45	ITEM 6.	Exhibits
47	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	MARCH 31, 2024	DECEMBER 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$191,655	$222,789
Accounts receivable (less allowances of $77,413 and $74,762 as of March 31, 2024 and December 31, 2023, respectively)	1,268,061	1,259,826
Prepaid expenses and other	275,358	252,930
Total Current Assets	1,735,074	1,735,545
Property, Plant and Equipment:
Property, plant and equipment	10,647,036	10,373,989
Less—Accumulated depreciation	(4,108,897)	(4,059,120)
Property, Plant and Equipment, Net	6,538,139	6,314,869
Other Assets, Net:
Goodwill	5,107,473	5,017,912
Customer and supplier relationships and other intangible assets	1,330,638	1,279,800
Operating lease right-of-use assets	2,677,803	2,696,024
Other	440,429	429,652
Total Other Assets, Net	9,556,343	9,423,388
Total Assets	$17,829,556	$17,473,802
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$118,771	$120,670
Accounts payable	524,901	539,594
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,052,454	1,250,259
Deferred revenue	332,801	325,665
Total Current Liabilities	2,028,927	2,236,188
Long-term Debt, net of current portion	12,588,569	11,812,500
Long-term Operating Lease Liabilities, net of current portion	2,525,552	2,562,394
Other Long-term Liabilities	255,491	237,590
Deferred Income Taxes	233,135	235,410
Commitments and Contingencies
Redeemable Noncontrolling Interests	179,222	177,947
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 293,085,683 and 292,142,739 shares as of March 31, 2024 and December 31, 2023, respectively)	2,931	2,921
Additional paid-in capital	4,518,644	4,533,691
(Distributions in excess of earnings) Earnings in excess of distributions	(4,074,243)	(3,953,808)
Accumulated other comprehensive items, net	(428,797)	(371,156)
Total Iron Mountain Incorporated Stockholders' Equity	18,535	211,648
Noncontrolling Interests	125	125
Total Equity	18,660	211,773
Total Liabilities and Equity	$17,829,556	$17,473,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Revenues:
Storage rental	$884,842	$810,089
Service	592,021	504,260
Total Revenues	1,476,863	1,314,349
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	653,255	571,626
Selling, general and administrative	319,465	294,520
Depreciation and amortization	209,555	182,094
Acquisition and Integration Costs	7,809	1,595
Restructuring and other transformation	40,767	36,913
Loss (gain) on disposal/write-down of property, plant and equipment, net	389	(13,061)
Total Operating Expenses	1,231,240	1,073,687
Operating Income (Loss)	245,623	240,662
Interest Expense, Net (includes Interest Income of $3,660 and $2,907 for the three months ended March 31, 2024 and 2023, respectively)	164,519	137,169
Other (Income) Expense, Net	(12,530)	21,200
Net Income (Loss) Before Provision (Benefit) for Income Taxes	93,634	82,293
Provision (Benefit) for Income Taxes	16,609	16,758
Net Income (Loss)	77,025	65,535
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,964	940
Net Income (Loss) Attributable to Iron Mountain Incorporated	$74,061	$64,595
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.25	$0.22
Diluted	$0.25	$0.22
Weighted Average Common Shares Outstanding—Basic	292,746	291,442
Weighted Average Common Shares Outstanding—Diluted	295,221	293,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net Income (Loss)	$77,025	$65,535
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(67,269)	40,226
Change in Fair Value of Derivative Instruments	11,388	(3,442)
Reclassifications from Accumulated Other Comprehensive Items, net	(2,528)	—
Total Other Comprehensive (Loss) Income:	(58,409)	36,784
Comprehensive Income (Loss)	18,616	102,319
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,196	1,489
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$16,420	$100,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2023	$211,773	292,142,739	$2,921	$4,533,691	$(3,953,808)	$(371,156)	$125	$177,947
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	(15,459)	942,944	10	(15,469)	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	422	—	—	422	—	—	—	(422)
Parent cash dividends declared	(194,496)	—	—	—	(194,496)	—	—	—
Other comprehensive (loss) income	(57,641)	—	—	—	—	(57,641)	—	(768)
Net income (loss)	74,061	—	—	—	74,061	—	—	2,964
Noncontrolling interests dividends	—	—	—	—	—	—	—	(499)
Balance, March 31, 2024	$18,660	293,085,683	$2,931	$4,518,644	$(4,074,243)	$(428,797)	$125	$179,222

THREE MONTHS ENDED MARCH 31, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	(8,762)	754,703	8	(8,770)	—	—	—	—
Parent cash dividends declared	(183,272)	—	—	—	(183,272)	—	—	—
Other comprehensive income (loss)	36,235	—	—	—	—	36,235	—	549
Net income (loss)	64,595	—	—	—	64,595	—	—	940
Noncontrolling interests dividend	—	—	—	—	—	—	—	(1,019)
Balance, March 31, 2023	$545,589	291,584,999	$2,916	$4,459,265	$(3,510,949)	$(405,768)	$125	$95,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$77,025	$65,535
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	143,633	120,066
Amortization (includes amortization of deferred financing costs and discounts of $6,100 and $4,332 for the three months ended March 31, 2024 and 2023, respectively)	72,022	66,360
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	1,321	1,760
Stock-based compensation expense	14,039	12,509
Provision (benefit) for deferred income taxes	1,125	4,183
Loss (gain) on disposal/write-down of property, plant and equipment, net	389	(13,061)
Foreign currency transactions and other, net	(5,091)	34,435
(Increase) decrease in assets	(29,738)	(33,530)
(Decrease) increase in liabilities	(144,687)	(129,449)
Cash Flows from Operating Activities	130,038	128,808
Cash Flows from Investing Activities:
Capital expenditures	(381,145)	(265,906)
Cash paid for acquisitions, net of cash acquired	(122,479)	(1,094)
Customer inducements	(2,286)	(1,357)
Contract costs	(25,304)	(24,014)
Investments in joint ventures and other investments	—	(15,830)
Proceeds from sales of property and equipment and other, net	5,605	35,658
Cash Flows from Investing Activities	(525,609)	(272,543)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(1,730,252)	(4,649,926)
Proceeds from revolving credit facility, term loan facilities and other debt	2,479,378	5,008,631
Equity distribution to noncontrolling interests	(499)	(1,019)
Parent cash dividends	(198,013)	(186,514)
Payment of deferred purchase obligation	(158,677)	—
Net (payments) proceeds associated with employee stock-based awards	(29,498)	(21,271)
Other, net	(340)	—
Cash Flows from Financing Activities	362,099	149,901
Effect of Exchange Rates on Cash and Cash Equivalents	2,338	(1,521)
(Decrease) increase in Cash and Cash Equivalents	(31,134)	4,645
Cash and Cash Equivalents, Beginning of Period	222,789	141,797
Cash and Cash Equivalents, End of Period	$191,655	$146,442
Supplemental Information:
Cash Paid for Interest	$274,796	$204,902
Cash Paid for Income Taxes, Net	$18,613	$18,629
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$38,082	$20,194
Accrued Capital Expenditures	$210,255	$207,425
Deferred Purchase Obligations and Other Deferred Payments	$133,713	$197,222
Dividends Payable	$198,875	$191,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	6

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
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 (our "Annual Report").
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). See Note 11.
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes beginning with our taxable year ended December 31, 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand and cash invested in highly liquid short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the three months ended March 31, 2024 is as follows:

Balance as of December 31, 2023	$74,762
Credit memos charged to revenue	24,035
Allowance for bad debts charged to expense	14,338
Deductions and other(1)	(35,722)
Balance as of March 31, 2024	$77,413
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	7

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
Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023 are as follows:

DESCRIPTION	MARCH 31, 2024	DECEMBER 31, 2023
Assets:
Operating lease right-of-use assets	$2,677,803	$2,696,024
Financing lease right-of-use assets, net of accumulated depreciation(1)	318,753	304,600
Liabilities:
Current
Operating lease liabilities	$301,344	$291,795
Financing lease liabilities(1)	39,973	39,089
Long-term
Operating lease liabilities	$2,525,552	$2,562,394
Financing lease liabilities(1)	323,653	310,776
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three months ended March 31, 2024 and 2023 are as follows:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2024	2023
Operating lease cost(1)	$171,746	$155,873
Financing lease cost:
Depreciation of financing lease right-of-use assets	$10,944	$10,008
Interest expense for financing lease liabilities	5,221	4,341
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $38,094 and $31,580 for the three months ended March 31, 2024 and 2023, respectively.
Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2024 and 2023 is as follows:

	THREE MONTHS ENDED MARCH 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2024	2023
Operating cash flows used in operating leases	$117,336	$108,723
Operating cash flows used in financing leases (interest)	5,221	4,341
Financing cash flows used in financing leases	10,679	11,714
NON-CASH ITEMS:
Operating lease modifications and reassessments	$(262)	$18,163
New operating leases (including acquisitions and sale-leaseback transactions)	64,556	113,853

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	8

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. GOODWILL
Our reporting units as of December 31, 2023 are described in detail in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 9) for the three months ended March 31, 2024 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2023	$3,911,945	$478,930	$627,037	$5,017,912
Tax deductible goodwill acquired during the period	—	—	131,695	131,695
Fair value and other adjustments	143	(186)	—	(43)
Currency effects	(38,502)	(2,995)	(594)	(42,091)
Goodwill balance, net of accumulated amortization, as of March 31, 2024	$3,873,586	$475,749	$758,138	$5,107,473
Accumulated goodwill impairment balance as of March 31, 2024	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2024 and December 31, 2023 are as follows:

		FAIR VALUE MEASUREMENTS AT MARCH 31, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AT MARCH 31, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$6,027	$—	$6,027	$—
Time Deposits	32,014	—	32,014	—
Trading Securities	10,662	6,783	3,879	—
Derivative Assets	20,290	—	20,290	—
Deferred Purchase Obligations(1)	113,471	—	—	113,471

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$68,008	$—	$68,008	$—
Time Deposits	15,913	—	15,913	—
Trading Securities	9,952	6,149	3,803	—
Derivative Assets	6,359	—	6,359	—
Derivative Liabilities	5,769	—	5,769	—
Deferred Purchase Obligations(1)	208,265	—	—	208,265
(1)Primarily relates to the fair values of the deferred purchase obligations associated with the ITRenew Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) and the Regency Transaction (as defined in Note 3).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2023 through March 31, 2024:

Balance as of December 31, 2023	$208,265
Additions	63,600
Payments	(158,677)
Other changes, including accretion	283
Balance as of March 31, 2024	$113,471
The level 3 valuations of the deferred purchase obligations were determined utilizing Monte-Carlo models and take into account our forecasted projections as they relate to the underlying performance of the respective businesses. The Monte-Carlo simulation model applied in assessing the fair value of the deferred purchase obligation associated with the ITRenew Transaction incorporates assumptions as to expected gross profits over the achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the arrangement and overall market risks. The Monte-Carlo simulation model applied in assessing the fair value of the deferred purchase obligation associated with the Regency Transaction incorporates assumptions as to expected revenue over the achievement period, including adjustments for volatility and timing, as well as discount rates that account for the risk of the arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the related deferred purchase obligation.
There were no material items that were measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023 other than (i) those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report and (ii) assets acquired and liabilities assumed through our acquisitions that occurred during the three months ended March 31, 2024 (see Note 3), both of which are based on Level 3 inputs.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three months ended March 31, 2024 and 2023 are as follows:

	THREE MONTHS ENDED MARCH 31, 2024			THREE MONTHS ENDED MARCH 31, 2023
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(373,628)	$2,472	$(371,156)	$(454,509)	$12,506	$(442,003)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(66,501)	—	(66,501)	39,677	—	39,677
Change in fair value of derivative instruments	—	11,388	11,388	—	(3,442)	(3,442)
Reclassifications from accumulated other comprehensive items, net	—	(2,528)	(2,528)	—	—	—
Total other comprehensive (loss) income	(66,501)	8,860	(57,641)	39,677	(3,442)	36,235
End of Period	$(440,129)	$11,332	$(428,797)	$(414,832)	$9,064	$(405,768)
G. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to fulfill or obtain customer contracts (collectively, "Contract Costs"). Contract Costs as of March 31, 2024 and December 31, 2023 are as follows:

	MARCH 31, 2024			DECEMBER 31, 2023
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$76,233	$(38,593)	$37,640	$76,150	$(39,617)	$36,533
Commissions asset	171,254	(66,803)	104,451	156,639	(64,279)	92,360
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	MARCH 31, 2024	DECEMBER 31, 2023
Deferred revenue - Current	Deferred revenue	$332,801	$325,665
Deferred revenue - Long-term	Other Long-term Liabilities	97,075	100,770
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification 842. Storage rental revenue associated with our Global Data Center Business for the three months ended March 31, 2024 and 2023 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Storage rental revenue	$140,028	$107,435

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	11

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
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three months ended March 31, 2024 and 2023 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Stock-based compensation expense	$14,039	$12,509
In March 2024, we granted approximately 83,100, 582,800 and 444,000 stock options, RSUs and PUs, respectively, under the 2014 Plan (as defined in Note 2.t to Notes to Consolidated Financial Statements included in our Annual Report).
As of March 31, 2024, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $132,940.
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
Acquisition and Integration Costs for the three months ended March 31, 2024 and 2023 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Acquisition and Integration Costs	$7,809	$1,595
J. LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three months ended March 31, 2024 and 2023 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023(1)
Loss (gain) on disposal/write-down of property, plant and equipment, net	$389	$(13,061)
(1)    The gains for the three months ended March 31, 2023 primarily consist of a gain of approximately $18,500 associated with a sale-leaseback transaction of a facility in Singapore. The gains recognized during 2023 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.j. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three months ended March 31, 2024 and 2023 consists of the following:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2024	2023
Foreign currency transaction (gains) losses, net	$(16,379)	$14,424
Other, net	3,849	6,776
Other (Income) Expense, Net	$(12,530)	$21,200
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2024 and 2023 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Effective Tax Rate(1)	17.7%	20.4%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2024 and 2023 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three months ended March 31, 2024 and 2023 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net Income (Loss)	$77,025	$65,535
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,964	940
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$74,061	$64,595
Weighted-average shares—basic	292,746,000	291,442,000
Effect of dilutive potential stock options	1,886,000	1,216,000
Effect of dilutive potential RSUs and PUs	589,000	391,000
Weighted-average shares—diluted	295,221,000	293,049,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.25	$0.22
Diluted	$0.25	$0.22
Antidilutive stock options, RSUs and PUs excluded from the calculation	365,764	145,730

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our asset lifecycle management ("ALM") business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an information technology asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200,000, with $125,000 paid at closing, funded by borrowings under the Revolving Credit Facility (as defined in Note 6), and the remaining $75,000 (the “January 2025 Payment”) to be paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at March 31, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200,000 based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned (the “Regency Deferred Purchase Obligation”). The preliminary fair value estimate of the Regency Deferred Purchase Obligation as of the date of the acquisition is approximately $78,400. The present value of the Regency Deferred Purchase Obligation is included as a component of Other Long-term Liabilities in our Condensed Consolidated Balance Sheet at March 31, 2024. Subsequent increases or decreases in the fair value estimate of the Regency Deferred Purchase Obligation, as well as the accretion of the discount to present value, will be included as a component of Other (income) expense, net in our Condensed Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other.
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our acquisitions closed during the three months ended March 31, 2024 is as follows:

THREE MONTHS ENDED MARCH 31, 2024
Cash Paid (gross of cash acquired)	$125,000
Deferred Purchase Obligations, Purchase Price Holdbacks and Other(1)	133,713
Total Consideration	258,713
Fair Value of Identifiable Assets Acquired(2)	155,259
Fair Value of Identifiable Liabilities Acquired	(28,241)
Goodwill Initially Recorded(3)	$131,695
(1)Consists of the acquisition-date present values of the Regency Deferred Purchase Obligation and the January 2025 Payment.
(2)Assets acquired include a customer and supplier relationship intangible asset, which has a fair value of $108,000 and a weighted average life of approximately 20 years.
(3)Goodwill is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.
The preliminary purchase price allocations that are not finalized as of March 31, 2024 relate to the final assessment of the fair values of property, plant and equipment and intangible assets associated with the acquisitions we closed during the three months ended March 31, 2024. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Purchase price allocation adjustments recorded during the three months ended March 31, 2024 were not material to our balance sheet or results from operations.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	14

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. INVESTMENTS
JOINT VENTURE SUMMARY
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at March 31, 2024 and December 31, 2023 is as follows:

	MARCH 31, 2024		DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$55,757	20%	$57,874	20%
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon the one-month Secured Overnight Financing Rate, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
As of March 31, 2024 and December 31, 2023, we have approximately $1,104,000 and $520,000, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through February 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both March 31, 2024 and December 31, 2023, we have approximately $509,200 in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, by derivative instrument, are as follows:

	MARCH 31, 2024		DECEMBER 31, 2023
DERIVATIVE INSTRUMENTS(1)	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$9,716	$—	$1,601	$(3,273)
Net Investment Hedges(3)
Cross-currency swap agreements	10,574	—	4,758	(2,496)
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2024, $1,086 is included within Prepaid expenses and other and $19,204 is included within Other assets. As of December 31, 2023, $6,359 is included within Other assets, $2,496 is included within Accrued expenses and other liabilities and $3,273 is included within Other long-term liabilities.
(2)As of March 31, 2024, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $11,332.
(3)As of March 31, 2024, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $44,947, which include $34,373 related to the excluded component of our cross-currency swap agreements.
Unrealized gains (losses) recognized in Accumulated other comprehensive items, net during the three months ended March 31, 2024 and 2023, by derivative instrument, are as follows:

	THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	2024	2023
Cash Flow Hedges
Interest rate swap agreements	$11,388	$(3,442)
Net Investment Hedges
Cross-currency swap agreements	8,312	(8,803)
Cross-currency swap agreements (excluded component)	4,176	5,834
Gains (losses) recognized in Net income (loss) during the three months ended March 31, 2024 and 2023, by derivative instrument, are as follows:

		THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	Location of gain (loss)	2024	2023
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$2,528	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(4,176)	(5,834)

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	MARCH 31, 2024				DECEMBER 31, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$660,000	$(4,265)	$655,735	$660,000	$—	$(4,621)	$(4,621)	$—
Term Loan A(1)	225,000	—	225,000	225,000	228,125	—	228,125	228,125
Term Loan B due 2026(1)	657,605	(2,186)	655,419	658,000	659,298	(2,498)	656,800	659,750
Term Loan B due 2031(1)	1,188,318	(12,610)	1,175,708	1,197,000	1,191,000	(13,026)	1,177,974	1,200,000
Virginia 3 Term Loans(2)	165,555	(4,206)	161,349	165,555	101,218	(4,641)	96,577	101,218
Virginia 4/5 Term Loans(2)	49,994	(5,089)	44,905	49,994	16,338	(5,892)	10,446	16,338
Australian Dollar Term Loan(2)	188,064	(426)	187,638	189,327	197,743	(482)	197,261	199,195
UK Bilateral Revolving Credit Facility(2)	176,737	—	176,737	176,737	178,239	—	178,239	178,239
GBP Notes(2)	504,963	(1,510)	503,453	487,809	509,254	(1,763)	507,491	489,108
4 7/8% Notes due 2027(2)	1,000,000	(4,976)	995,024	960,000	1,000,000	(5,332)	994,668	967,500
5 1/4% Notes due 2028(2)	825,000	(4,724)	820,276	794,063	825,000	(5,019)	819,981	800,250
5% Notes due 2028(2)	500,000	(3,135)	496,865	476,250	500,000	(3,316)	496,684	478,750
7% Notes due 2029(2)	1,000,000	(10,281)	989,719	1,015,000	1,000,000	(10,813)	989,187	1,027,500
4 7/8% Notes due 2029(2)	1,000,000	(7,956)	992,044	932,500	1,000,000	(8,318)	991,682	945,000
5 1/4% Notes due 2030(2)	1,300,000	(9,527)	1,290,473	1,225,250	1,300,000	(9,903)	1,290,097	1,241,500
4 1/2% Notes(2)	1,100,000	(8,607)	1,091,393	987,250	1,100,000	(8,917)	1,091,083	995,500
5% Notes due 2032(2)	750,000	(10,880)	739,120	682,500	750,000	(11,206)	738,794	684,375
5 5/8% Notes(2)	600,000	(4,840)	595,160	567,000	600,000	(4,985)	595,015	567,000
Real Estate Mortgages, Financing Lease Liabilities and Other	552,265	(678)	551,587	552,265	519,907	(403)	519,504	519,907
Accounts Receivable Securitization Program	360,000	(265)	359,735	360,000	358,500	(317)	358,183	358,183
Total Long-term Debt	12,803,501	(96,161)	12,707,340		12,034,622	(101,452)	11,933,170
Less Current Portion	(118,771)	—	(118,771)		(120,670)	—	(120,670)
Long-term Debt, Net of Current Portion	$12,684,730	$(96,161)	$12,588,569		$11,913,952	$(101,452)	$11,812,500
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and two term loan B facilities (the "Term Loan B due 2026" and the "Term Loan B due 2031"). The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2027. The Term Loan B due 2026 is scheduled to mature on January 2, 2026. The Term Loan B due 2031 is scheduled to mature on January 31, 2031. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2024 was $1,585,174 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 7.3% as of March 31, 2024.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2024).
LETTERS OF CREDIT
As of March 31, 2024, we had outstanding letters of credit totaling $38,796, of which $4,826 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between May 2024 and April 2025.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	17

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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $15,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangement.
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2023 and the three months ended March 31, 2024, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 23, 2023	$0.6185	March 15, 2023	$180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
August 3, 2023	0.6500	September 15, 2023	189,730	October 5, 2023
November 2, 2023	0.6500	December 15, 2023	189,886	January 4, 2024
February 22, 2024	0.6500	March 15, 2024	190,506	April 4, 2024
On May 2, 2024, we declared a dividend to our stockholders of record as of June 17, 2024 of $0.65 per share, payable on July 5, 2024.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION
Our reportable segments as of December 31, 2023 are described in Note 11 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global RIM Business
•Global Data Center Business
The remaining activities of our business consist primarily of our Fine Arts and ALM businesses and other corporate items ("Corporate and Other").
The operations associated with acquisitions completed during the first three months of 2024 have been incorporated into our existing reportable segments.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Global RIM Business
Total Revenues	$1,210,157	$1,126,526
Adjusted EBITDA	526,268	477,784
Global Data Center Business
Total Revenues	$143,937	$112,305
Adjusted EBITDA	61,568	50,635
Corporate and Other
Total Revenues	$122,769	$75,518
Adjusted EBITDA	(68,981)	(67,611)
Total Consolidated
Total Revenues	$1,476,863	$1,314,349
Adjusted EBITDA	518,855	460,808

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Adjusted EBITDA for each segment is defined as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three months ended March 31, 2024 and 2023 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net Income (Loss)	$77,025	$65,535
Add/(Deduct):
Interest expense, net	164,519	137,169
Provision (benefit) for income taxes	16,609	16,758
Depreciation and amortization	209,555	182,094
Acquisition and Integration Costs	7,809	1,595
Restructuring and other transformation	40,767	36,913
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	389	(13,061)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(13,110)	17,491
Stock-based compensation expense	14,039	12,509
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,253	3,805
Adjusted EBITDA	$518,855	$460,808

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three months ended March 31, 2024 and 2023 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Global RIM Business
Records Management(1)	$936,652	$867,988
Data Management(1)	132,050	129,594
Information Destruction(1)(2)	141,455	128,944
Data Center(1)	—	—
Global Data Center Business
Records Management(1)	$—	$—
Data Management(1)	—	—
Information Destruction(1)	—	—
Data Center(1)	143,937	112,305
Corporate and Other
Records Management(1)	$39,072	$34,348
Data Management(1)	—	—
Information Destruction(1)(3)	83,697	41,170
Data Center(1)	—	—
Total Consolidated
Records Management(1)	$975,724	$902,336
Data Management(1)	132,050	129,594
Information Destruction(1)(2)(3)	225,152	170,114
Data Center(1)	143,937	112,305
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service related, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from our ALM business.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	21

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
In February 2022, we entered into a storage and service agreement with the joint venture formed by Clutter, Inc. and us (the "Clutter JV") to provide certain storage and related services to the Clutter JV (the "Clutter Agreement"). On June 29, 2023, we completed the Clutter Acquisition (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) and terminated the Clutter Agreement.
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three months ended March 31, 2024 and 2023 is as follows (approximately):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Frankfurt JV Agreements(1)	$400	$900
Clutter Agreement(2)	—	6,000
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
(2)Revenue associated with the Clutter Agreement is presented as a component of our Global RIM Business segment.
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
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023 and from the inception of Project Matterhorn through March 31, 2024 is as follows:

	THREE MONTHS ENDED MARCH 31, 2024	THREE MONTHS ENDED MARCH 31, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH MARCH 31, 2024
Restructuring	$10,726	$11,957	$81,337
Other transformation	30,041	24,956	176,578
Restructuring and other transformation	$40,767	$36,913	$257,915

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment, for the three months ended March 31, 2024 and 2023 and from the inception of Project Matterhorn through March 31, 2024 is as follows:

	THREE MONTHS ENDED MARCH 31, 2024	THREE MONTHS ENDED MARCH 31, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH MARCH 31, 2024
Global RIM Business	$10,141	$9,525	$69,946
Global Data Center Business	4	78	524
Corporate and Other	581	2,354	10,867
Total restructuring costs	$10,726	$11,957	$81,337
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment, for the three months ended March 31, 2024 and 2023 and from the inception of Project Matterhorn through March 31, 2024 is as follows:

	THREE MONTHS ENDED MARCH 31, 2024	THREE MONTHS ENDED MARCH 31, 2023	FROM INCEPTION OF PROJECT MATTERHORN THROUGH MARCH 31, 2024
Global RIM Business	$8,970	$3,485	$41,240
Global Data Center Business	1,391	870	6,413
Corporate and Other	19,680	20,601	128,925
Total other transformation costs	$30,041	$24,956	$176,578
The rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, for December 31, 2023 through March 31, 2024 is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2023	$10,731	$24,854	$35,585
Amount accrued	10,726	30,041	40,767
Payments	(13,321)	(38,241)	(51,562)
Balance as of March 31, 2024	$8,136	$16,654	$24,790

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	23

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2024, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 22, 2024 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes", "expects", "anticipates", "estimates", "plans", "intends", "pursue", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, grow our businesses (including through joint ventures or other co-investment vehicles), incorporate alternative technologies (including artificial intelligence) into our offerings, achieve satisfactory returns on new product offerings, continue our revenue management, expand and manage our global operations, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and transition to more sustainable sources of energy;
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

Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	24

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three months ended March 31, 2024 within each section.
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

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	25

Part I. Financial Information

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•Our organic storage rental revenue growth is primarily driven by revenue management in our Global RIM Business segment, where we expect volume to be relatively stable in the near term, as well as by growth in our Global Data Center Business segment, primarily driven by lease commencements.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth in 2024 to benefit from our new and existing digital offerings and asset lifecycle management ("ALM") business, as well as our traditional services.
•We expect continued total revenue and Adjusted EBITDA growth in 2024 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the three months ended March 31, 2024 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

12%
Product Cost of Sales and Other
38%
Labor
7%
Transportation
43%
Facilities

26%
Sales, Marketing and Account Management
74%
General, Administrative and Other

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	26

Part I. Financial Information

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below) •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net Income (Loss)	$77,025	$65,535
Add/(Deduct):
Interest expense, net	164,519	137,169
Provision (benefit) for income taxes	16,609	16,758
Depreciation and amortization	209,555	182,094
Acquisition and Integration Costs(1)	7,809	1,595
Restructuring and other transformation	40,767	36,913
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	389	(13,061)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(13,110)	17,491
Stock-based compensation expense	14,039	12,509
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,253	3,805
Adjusted EBITDA	$518,855	$460,808
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

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	27

Part I. Financial Information

ADJUSTED EPS
We define Adjusted EPS as reported earnings per share fully diluted from net income (loss) attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

EXCLUDED
•Acquisition and Integration Costs
•Restructuring and other transformation
•Amortization related to the write-off of certain customer relationship intangible assets
•Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)
•Other (income) expense, net •Stock-based compensation expense •Non-cash amortization related to derivative instruments •Tax impact of reconciling items and discrete tax items

We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.25	$0.22
Add/(Deduct):
Acquisition and Integration Costs	0.03	0.01
Restructuring and other transformation	0.14	0.13
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	—	(0.04)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.04)	0.06
Stock-based compensation expense	0.05	0.04
Non-cash amortization related to derivative instruments	0.01	0.02
Tax impact of reconciling items and discrete tax items(1)	(0.01)	(0.02)
Income (Loss) Attributable to Noncontrolling Interests	0.01	—
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.43	$0.42
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2024 and 2023 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2024 and 2023 was 13.9% and 15.2%, respectively.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	28

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
We modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other (income) expense, net	•Stock-based compensation expense •Non-cash amortization related to derivative instruments •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net Income (Loss)	$77,025	$65,535
Add/(Deduct):
Real estate depreciation	83,573	76,129
(Gain) loss on sale of real estate, net of tax	(1,194)	(15,746)
Data center lease-based intangible assets amortization	5,576	6,129
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	441	132
FFO (Nareit)	165,421	132,179
Add/(Deduct):
Acquisition and Integration Costs	7,809	1,595
Restructuring and other transformation	40,767	36,913
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	1,818	4,550
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(13,110)	17,491
Stock-based compensation expense	14,039	12,509
Non-cash amortization related to derivative instruments	4,176	5,834
Real estate financing lease depreciation	2,986	2,988
Tax impact of reconciling items and discrete tax items(2)	(4,170)	(6,893)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	41	226
FFO (Normalized)	$219,777	$207,392
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $1.1 million and $(0.4) million for the three months ended March 31, 2024 and 2023, respectively.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	29

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
Further detail regarding our critical accounting estimates can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2023.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 TO THE THREE MONTHS ENDED MARCH 31, 2023 (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Revenues	$1,476,863	$1,314,349	$162,514	12.4%
Operating Expenses	1,231,240	1,073,687	157,553	14.7%
Operating Income	245,623	240,662	4,961	2.1%
Other Expenses, Net	168,598	175,127	(6,529)	(3.7)%
Net Income (Loss)	77,025	65,535	11,490	17.5%
Net Income (Loss) Attributable to Noncontrolling Interests	2,964	940	2,024	215.3%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$74,061	$64,595	$9,466	14.7%
Adjusted EBITDA(1)	$518,855	$460,808	$58,047	12.6%
Adjusted EBITDA Margin(1)	35.1%	35.1%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	30

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$884,842	$810,089	$74,753	9.2%	9.0%	7.5%	1.5%
Service	592,021	504,260	87,761	17.4%	17.2%	9.6%	7.6%
Total Revenues	$1,476,863	$1,314,349	$162,514	12.4%	12.2%	8.3%	3.9%
(1)Constant currency growth rate, which is a non-GAAP measure, is calculated by translating the 2023 results at the 2024 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the three months ended March 31, 2024, the increase in reported revenue was driven by reported storage rental revenue growth and reported service revenue growth.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 include the following:

STORAGE RENTAL REVENUE	•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management.

SERVICE REVENUE
•organic service revenue growth driven by increased service activity levels in our Global RIM Business and organic service revenue growth in our ALM business as a result of increased volume and improved component pricing; and
•an increase of $32.7 million due to our recent acquisition of Regency Technologies.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	31

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
Labor	$251,331	$219,531	$31,800	14.5%	14.1%	17.0%	16.7%	0.3%
Facilities	276,827	240,690	36,137	15.0%	14.6%	18.7%	18.3%	0.4%
Transportation	45,320	39,975	5,345	13.4%	13.7%	3.1%	3.0%	0.1%
Product Cost of Sales and Other	79,777	71,430	8,347	11.7%	11.7%	5.4%	5.4%	—%
Total Cost of sales	$653,255	$571,626	$81,629	14.3%	14.0%	44.2%	43.5%	0.7%
Primary factors influencing the change in reported Cost of sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business, and the impact of recent acquisitions;
•an increase in facilities expenses driven by increases in rent expense, utilities and building maintenance costs; and
•an increase in product cost of sales in our ALM business as a result of component price increases and our recent acquisition of Regency Technologies.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
General, Administrative and Other	$235,042	$207,023	$28,019	13.5%	13.5%	15.9%	15.8%	0.1%
Sales, Marketing and Account Management	84,423	87,497	(3,074)	(3.5)%	(3.9)%	5.7%	6.7%	(1.0)%
Total Selling, general and administrative expenses	$319,465	$294,520	$24,945	8.5%	8.3%	21.6%	22.4%	(0.8)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 include the following:
•an increase in general, administrative and other expenses, primarily driven by recent acquisitions, professional fees, IT costs and higher bonus compensation accruals; and
•a decrease in sales, marketing and account management expenses, driven by lower compensation expense, primarily related to a reduction in headcount.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $23.6 million, or 19.6%, for the three months ended March 31, 2024 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $3.9 million, or 6.3%, for the three months ended March 31, 2024 compared to the prior year period.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	32

Part I. Financial Information

ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the three months ended March 31, 2024 and 2023 were approximately $7.8 million and $1.6 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the three months ended March 31, 2024 and 2023 were $40.8 million and $36.9 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three months ended March 31, 2024 and 2023 was approximately $0.4 million and $(13.1) million, respectively.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $27.4 million to $164.5 million in the three months ended March 31, 2024 from $137.2 million in the prior year period. The increase is primarily due to higher average debt outstanding during the three months ended March 31, 2024 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.7% and 5.3% at March 31, 2024 and 2023, respectively. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three months ended March 31, 2024 and 2023 consists of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE
DESCRIPTION	2024	2023
Foreign currency transaction (gains) losses, net	$(16,379)	$14,424	$(30,803)
Other, net	3,849	6,776	(2,927)
Other (Income) Expense, Net	$(12,530)	$21,200	$(33,730)
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2024 and 2023 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Effective Tax Rate	17.7%	20.4%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2024 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	33

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Net Income (Loss)	$77,025	$65,535	$11,490	17.5%
Net Income (Loss) as a percentage of Revenue	5.2%	5.0%
Adjusted EBITDA	$518,855	$460,808	$58,047	12.6%
Adjusted EBITDA Margin	35.1%	35.1%

Adjusted EBITDA Margin for the three months ended March 31, 2024 was consistent with the same prior year period driven by favorable overhead management, offset by a decline in gross profit margin due to revenue mix.
↑ INCREASED BY $58.0 MILLION OR 12.6% Adjusted EBITDA

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	34

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$728,984	$687,669	$41,315	6.0%	5.9%	5.1%	0.8%
Service	481,173	438,857	42,316	9.6%	9.6%	8.9%	0.7%
Segment Revenue	$1,210,157	$1,126,526	$83,631	7.4%	7.3%	6.6%	0.7%
Segment Adjusted EBITDA	$526,268	$477,784	$48,484
Segment Adjusted EBITDA Margin	43.5%	42.4%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the three months ended March 31, 2024 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business; and
•a 110 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	35

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$140,028	$107,435	$32,593	30.3%	29.7%	23.5%	6.2%
Service	3,909	4,870	(961)	(19.7)%	(20.5)%	(20.5)%	—%
Segment Revenue	$143,937	$112,305	$31,632	28.2%	27.5%	21.6%	5.9%
Segment Adjusted EBITDA	$61,568	$50,635	$10,933
Segment Adjusted EBITDA Margin	42.8%	45.1%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the three months ended March 31, 2024 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first three months of 2024 and in prior periods, improved pricing and higher pass-through power costs, partially offset by churn of approximately 90 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 230 basis point decrease in Adjusted EBITDA Margin reflecting higher pass-through power costs and higher overhead costs.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	36

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$15,830	$14,985	$845	5.6%	4.8%	2.4%	2.4%
Service	106,939	60,533	46,406	76.7%	75.7%	17.3%	58.4%
Revenue	$122,769	$75,518	$47,251	62.6%	61.6%	14.3%	47.3%
Adjusted EBITDA	$(68,981)	$(67,611)	$(1,370)
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the three months ended March 31, 2024 compared to the prior year period include the following:
•an increase in service revenue of $32.7 million due to our recent acquisition of Regency Technologies;
•organic service revenue growth in our ALM business reflecting increased volume and improved component pricing; and
•Adjusted EBITDA is relatively consistent with the prior year period driven by service revenue improvement in our ALM business, including the Regency Technologies acquisition, offset by higher compensation expense, professional fees and IT costs.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	37

Part I. Financial Information

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
We expect to meet our short-term and long-term cash flow requirements through cash generated from operations, cash on hand, borrowings under the Credit Agreement (as defined below), as well as other potential financings (such as the issuance of debt). Our cash flow requirements, both in the near and long term, include, but are not limited to, capital expenditures, the repayment of outstanding debt, shareholder dividends, potential business acquisitions and normal business operation needs.
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. During the three months ended March 31, 2024 and 2023, and from the inception of Project Matterhorn through March 31, 2024, we incurred approximately $40.8 million, $36.9 million, and $257.9 million, respectively, of Restructuring and other transformation costs related to Project Matterhorn, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2024	2023
Cash Flows from Operating Activities	$130,038	$128,808
Cash Flows from Investing Activities	(525,609)	(272,543)
Cash Flows from Financing Activities	362,099	149,901
Cash and Cash Equivalents, End of Period	191,655	146,442
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the three months ended March 31, 2024, net cash flows provided by operating activities increased by $1.2 million compared to the prior year period, primarily due to an increase in net income (excluding non-cash charges) of $12.7 million, partially offset by a decrease in cash from working capital of $11.5 million, driven by the timing of accrued expenses.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the three months ended March 31, 2024 included:
•Cash paid for capital expenditures of $381.1 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•Cash paid for acquisitions, net of cash acquired, of $122.5 million, primarily funded by borrowings under the Revolving Credit Facility (as defined below).
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the three months ended March 31, 2024 included:
•Net proceeds of approximately $749.1 million primarily associated with borrowings under the Revolving Credit Facility.
•Payment of dividends in the amount of $198.0 million on our common stock.
•Payment on deferred purchase obligations of $158.7 million.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	38

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the three months ended March 31, 2024 and 2023, organized by the type of the spending as described in our Annual Report (in thousands):

	THREE MONTHS ENDED MARCH 31,
NATURE OF CAPITAL SPEND	2024	2023
Growth Investment Capital Expenditures:
Data Center	$276,631	$202,406
Real Estate	46,755	55,903
Innovation and Other	13,730	15,536
Total Growth Investment Capital Expenditures	337,116	273,845
Recurring Capital Expenditures:
Data Center	$1,768	$2,493
Real Estate	9,361	5,369
Non-Real Estate	17,608	19,801
Total Recurring Capital Expenditures	28,737	27,663
Total Capital Spend (on accrual basis)	$365,853	$301,508
Net (decrease) increase in prepaid capital expenditures	(8,768)	(766)
Net decrease (increase) in accrued capital expenditures	24,060	(34,836)
Total Capital Spend (on cash basis)	$381,145	$265,906

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,500.0 million for the year ending December 31, 2024. Of this, we expect capital expenditures for growth investment of approximately $1,350.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first three months of 2024 and fiscal year 2023.
On May 2, 2024, we declared a dividend to our stockholders of record as of June 17, 2024 of $0.65 per share, payable on July 5, 2024.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	39

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2024 are related to cash and cash equivalents held in money market funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds.
Long-term debt as of March 31, 2024 is as follows (in thousands):

	MARCH 31, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$660,000	$(4,265)	$655,735
Term Loan A(1)	225,000	—	225,000
Term Loan B due 2026(1)	657,605	(2,186)	655,419
Term Loan B due 2031(1)	1,188,318	(12,610)	1,175,708
Virginia 3 Term Loans(2)	165,555	(4,206)	161,349
Virginia 4/5 Term Loans(2)	49,994	(5,089)	44,905
Australian Dollar Term Loan(2)	188,064	(426)	187,638
UK Bilateral Revolving Credit Facility(2)	176,737	—	176,737
GBP Notes(2)	504,963	(1,510)	503,453
4 7/8% Notes due 2027(2)	1,000,000	(4,976)	995,024
5 1/4% Notes due 2028(2)	825,000	(4,724)	820,276
5% Notes due 2028(2)	500,000	(3,135)	496,865
7% Notes due 2029(2)	1,000,000	(10,281)	989,719
4 7/8% Notes due 2029(2)	1,000,000	(7,956)	992,044
5 1/4% Notes due 2030(2)	1,300,000	(9,527)	1,290,473
4 1/2% Notes(2)	1,100,000	(8,607)	1,091,393
5% Notes due 2032(2)	750,000	(10,880)	739,120
5 5/8% Notes(2)	600,000	(4,840)	595,160
Real Estate Mortgages, Financing Lease Liabilities and Other	552,265	(678)	551,587
Accounts Receivable Securitization Program	360,000	(265)	359,735
Total Long-term Debt	12,803,501	(96,161)	12,707,340
Less Current Portion	(118,771)	—	(118,771)
Long-term Debt, Net of Current Portion	$12,684,730	$(96,161)	$12,588,569
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and two term loan B facilities (the "Term Loan B due 2026" and the "Term Loan B due 2031").
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
LETTERS OF CREDIT
As of March 31, 2024, we had outstanding letters of credit totaling $38.8 million, of which $4.8 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between May 2024 and April 2025.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	40

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2024 are as follows:

	MARCH 31, 2024	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.1	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon the one-month Secured Overnight Financing Rate, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
As of March 31, 2024 and December 31, 2023, we have approximately $1,104.0 million and $520.0 million, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through February 2027.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	41

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both March 31, 2024 and December 31, 2023, we have approximately $509.2 million in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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
ACQUISITIONS
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our asset lifecycle management ("ALM") business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200.0 million, with $125.0 million paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining $75.0 million (the “January 2025 Payment”) to be paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at March 31, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200.0 million based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned (the “Regency Deferred Purchase Obligation”). The preliminary fair value estimate of the Regency Deferred Purchase Obligation as of the date of the acquisition is approximately $78.4 million. The present value of the Regency Deferred Purchase Obligation is included as a component of Other Long-term Liabilities in our Condensed Consolidated Balance Sheet at March 31, 2024. Subsequent increases or decreases in the fair value estimate of the Regency Deferred Purchase Obligation, as well as the accretion of the discount to present value, will be included as a component of Other (income) expense, net in our Condensed Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other.
INVESTMENTS
JOINT VENTURE SUMMARY
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at March 31, 2024 and December 31, 2023 is as follows (in thousands):

	MARCH 31, 2024		DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$55,757	20%	$57,874	20%

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	42

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
During the three months ended March 31, 2024, we implemented a new version of our Enterprise Resource Planning system in certain markets as a part of an ongoing system upgrade. We took the necessary steps to monitor and maintain appropriate internal control over financial reporting during this upgrade. We also conducted evaluations prior to and after the implementation of the new system, and confirmed that our internal control over financial reporting remains effective.
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	43

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended March 31, 2024, nor did we repurchase any shares of our common stock during the three months ended March 31, 2024.
ITEM 5. OTHER INFORMATION
On March 6, 2024, Mr. John Tomovcsik, our Executive Vice President and Chief Operating Officer, adopted a 10b5-1 trading plan to sell up to 35,084 shares of our common stock between June 20, 2024 and June 18, 2025. Mr. Tomovcsik’s plan will terminate on the earlier of (i) June 18, 2025 and (ii) the date that all trades under the plan are completed. On March 18, 2024, Mr. Tomovcsik informed the Company of his decision to retire, effective June 14, 2024.
On March 14, 2024, Mr. Greg McIntosh, our Executive Vice President and Chief Commercial Officer, Global Records and Information Management, adopted a 10b5-1 trading plan to exercise options to purchase up to 3,923 shares of our common stock and sell up to 13,923 shares of our common stock between June 13, 2024 and June 28, 2024. Mr. McIntosh’s plan will terminate on the earlier of (i) June 28, 2024 and (ii) the date that all trades under the plan are completed.
On March 15, 2024, Mr. Daniel Borges, our Senior Vice President and Chief Accounting Officer, adopted a 10b5-1 trading plan to sell up to 6,837 shares of our common stock between June 17, 2024 and May 30, 2025, including (i) 100% of the (net) shares to be acquired upon vesting of his 2022 and 2023 restricted stock units and (ii) 100% of the (net) shares to be acquired upon vesting of his 2022 performance units, as adjusted based on actual results. Net shares are net of tax withholding. Mr. Borges’ plan will terminate on the earlier of (i) May 30, 2025 and (ii) the date that all trades under the plan are completed.
On March 20, 2024, Mr. Barry Hytinen, our Executive Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan to sell up to 9,000 shares of our common stock between June 18, 2024 and June 18, 2025. Mr. Hytinen’s plan will terminate on the earlier of (i) June 18, 2025 and (ii) the date that all trades under the plan are completed.
On March 21, 2024, Mr. Edward Greene, our Executive Vice President and Chief Human Resources Officer, adopted a 10b5-1 trading plan to sell up to 8,462 shares of our common stock between June 20, 2024 and December 31, 2024. Mr. Greene’s plan will terminate on the earlier of (i) December 31, 2024 and (ii) the date that all trades under the plan are completed.
Each of these arrangements was entered into during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	45

Part II. Other Information

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN SEPTEMBER 30, 2023 FORM 10-Q	46

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: May 2, 2024

IRON MOUNTAIN MARCH 31, 2024 FORM 10-Q	47