Form 10-Q
period 2024-06-30
IRON MOUNTAIN INC
filed 2024-08-01
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 26, 2024, the registrant had 293,335,826 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2024 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023
	3	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2024 and 2023
	4	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2024 and 2023
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023
	6	Condensed Consolidated Statements of (Deficit) Equity for the Three and Six Months Ended June 30, 2024
	7	Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2023
	8	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023
	9	Notes to Condensed Consolidated Financial Statements
29	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
49	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
51	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
51	ITEM 5.	Other Information
51	ITEM 6.	Exhibits
52	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2024	DECEMBER 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$144,256	$222,789
Accounts receivable (less allowances of $78,513 and $74,762 as of June 30, 2024 and December 31, 2023, respectively)	1,273,900	1,259,826
Prepaid expenses and other	295,583	252,930
Total Current Assets	1,713,739	1,735,545
Property, Plant and Equipment:
Property, plant and equipment	10,976,919	10,373,989
Less—Accumulated depreciation	(4,183,895)	(4,059,120)
Property, Plant and Equipment, Net	6,793,024	6,314,869
Other Assets, Net:
Goodwill	5,099,772	5,017,912
Customer and supplier relationships and other intangible assets	1,284,339	1,279,800
Operating lease right-of-use assets	2,593,461	2,696,024
Other	482,599	429,652
Total Other Assets, Net	9,460,171	9,423,388
Total Assets	$17,966,934	$17,473,802
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$125,409	$120,670
Accounts payable	527,968	539,594
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,174,979	1,250,259
Deferred revenue	329,718	325,665
Total Current Liabilities	2,158,074	2,236,188
Long-term Debt, net of current portion	12,814,166	11,812,500
Long-term Operating Lease Liabilities, net of current portion	2,453,935	2,562,394
Other Long-term Liabilities	257,497	237,590
Deferred Income Taxes	231,150	235,410
Commitments and Contingencies
Redeemable Noncontrolling Interests	184,861	177,947
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 293,298,465 and 292,142,739 shares as of June 30, 2024 and December 31, 2023, respectively)	2,933	2,921
Additional paid-in capital	4,555,883	4,533,691
(Distributions in excess of earnings) Earnings in excess of distributions	(4,230,599)	(3,953,808)
Accumulated other comprehensive items, net	(461,091)	(371,156)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(132,874)	211,648
Noncontrolling Interests	125	125
Total (Deficit) Equity	(132,749)	211,773
Total Liabilities and (Deficit) Equity	$17,966,934	$17,473,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2024	2023
Revenues:
Storage rental	$919,746	$830,756
Service	614,663	527,180
Total Revenues	1,534,409	1,357,936
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	675,971	592,644
Selling, general and administrative	344,838	311,805
Depreciation and amortization	224,501	195,367
Acquisition and Integration Costs	9,502	1,511
Restructuring and other transformation	46,513	45,588
Loss (Gain) on disposal/write-down of property, plant and equipment, net	2,790	(1,505)
Total Operating Expenses	1,304,115	1,145,410
Operating Income (Loss)	230,294	212,526
Interest Expense, Net (includes Interest Income of $0 and $2,290 for the three months ended June 30, 2024 and 2023, respectively)	176,521	144,178
Other Expense (Income), Net	5,833	62,950
Net Income (Loss) Before Provision (Benefit) for Income Taxes	47,940	5,398
Provision (Benefit) for Income Taxes	13,319	4,255
Net Income (Loss)	34,621	1,143
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1,162)	1,029
Net Income (Loss) Attributable to Iron Mountain Incorporated	$35,783	$114
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.12	$0.00
Diluted	$0.12	$0.00
Weighted Average Common Shares Outstanding—Basic	293,340	291,825
Weighted Average Common Shares Outstanding—Diluted	295,838	293,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Revenues:
Storage rental	$1,804,588	$1,640,845
Service	1,206,684	1,031,440
Total Revenues	3,011,272	2,672,285
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,329,226	1,164,270
Selling, general and administrative	664,303	606,325
Depreciation and amortization	434,056	377,461
Acquisition and Integration Costs	17,311	3,106
Restructuring and other transformation	87,280	82,501
Loss (Gain) on disposal/write-down of property, plant and equipment, net	3,179	(14,566)
Total Operating Expenses	2,535,355	2,219,097
Operating Income (Loss)	475,917	453,188
Interest Expense, Net (includes Interest Income of $3,425 and $5,197 for the six months ended June 30, 2024 and 2023, respectively)	341,040	281,347
Other (Income) Expense, Net	(6,697)	84,150
Net Income (Loss) Before Provision (Benefit) for Income Taxes	141,574	87,691
Provision (Benefit) for Income Taxes	29,928	21,013
Net Income (Loss)	111,646	66,678
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,802	1,969
Net Income (Loss) Attributable to Iron Mountain Incorporated	$109,844	$64,709
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.37	$0.22
Diluted	$0.37	$0.22
Weighted Average Common Shares Outstanding—Basic	293,043	291,633
Weighted Average Common Shares Outstanding—Diluted	295,529	293,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2024	2023
Net Income (Loss)	$34,621	$1,143
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(31,579)	18,035
Change in Fair Value of Derivative Instruments	(488)	7,896
Reclassifications from Accumulated Other Comprehensive Items, net	—	(2,527)
Total Other Comprehensive (Loss) Income:	(32,067)	23,404
Comprehensive Income (Loss)	2,554	24,547
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(935)	909
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$3,489	$23,638

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Net Income (Loss)	$111,646	$66,678
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(98,848)	58,261
Change in Fair Value of Derivative Instruments	10,900	4,454
Reclassifications from Accumulated Other Comprehensive Items, net	(2,528)	(2,527)
Total Other Comprehensive (Loss) Income:	(90,476)	60,188
Comprehensive Income (Loss)	21,170	126,866
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,261	2,398
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$19,909	$124,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2024	$18,660	293,085,683	$2,931	$4,518,644	$(4,074,243)	$(428,797)	$125	$179,222
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	37,241	212,782	2	37,239	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	—	—	—	—	—	—	—	7,284
Parent cash dividends declared	(192,139)	—	—	—	(192,139)	—	—	—
Other comprehensive (loss) income	(32,294)	—	—	—	—	(32,294)	—	227
Net income (loss)	35,783	—	—	—	35,783	—	—	(1,162)
Noncontrolling interests dividends	—	—	—	—	—	—	—	(710)
Balance, June 30, 2024	$(132,749)	293,298,465	$2,933	$4,555,883	$(4,230,599)	$(461,091)	$125	$184,861

SIX MONTHS ENDED JUNE 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2023	$211,773	292,142,739	$2,921	$4,533,691	$(3,953,808)	$(371,156)	$125	$177,947
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	21,782	1,155,726	12	21,770	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	422	—	—	422	—	—	—	6,862
Parent cash dividends declared	(386,635)	—	—	—	(386,635)	—	—	—
Other comprehensive (loss) income	(89,935)	—	—	—	—	(89,935)	—	(541)
Net income (loss)	109,844	—	—	—	109,844	—	—	1,802
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,209)
Balance, June 30, 2024	$(132,749)	293,298,465	$2,933	$4,555,883	$(4,230,599)	$(461,091)	$125	$184,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2023	$545,589	291,584,999	$2,916	$4,459,265	$(3,510,949)	$(405,768)	$125	$95,630
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	27,862	239,959	2	27,860	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	1,367	—	—	1,367	—	—	—	(1,367)
Parent cash dividends declared	(182,113)	—	—	—	(182,113)	—	—	—
Other comprehensive income (loss)	23,524	—	—	—	—	23,524	—	(120)
Net Income (Loss)	114	—	—	—	114	—	—	1,029
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	9,900
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,013)
Balance, June 30, 2023	$416,343	291,824,958	$2,918	$4,488,492	$(3,692,948)	$(382,244)	$125	$104,059

SIX MONTHS ENDED JUNE 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	19,100	994,662	10	19,090	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	1,367	—	—	1,367	—	—	—	(1,367)
Parent cash dividends declared	(365,385)	—	—	—	(365,385)	—	—	—
Other comprehensive income (loss)	59,759	—	—	—	—	59,759	—	429
Net income (loss)	64,709	—	—	—	64,709	—	—	1,969
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	9,900
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,032)
Balance, June 30, 2023	$416,343	291,824,958	$2,918	$4,488,492	$(3,692,948)	$(382,244)	$125	$104,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$111,646	$66,678
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	302,562	254,395
Amortization (includes amortization of deferred financing costs and discounts of $12,243 and $8,095 for the six months ended June 30, 2024 and 2023, respectively)	143,737	131,161
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	2,798	3,491
Stock-based compensation expense	43,928	34,882
(Benefit) provision for deferred income taxes	(442)	2,799
Loss (gain) on disposal/write-down of property, plant and equipment, net	3,179	(14,566)
Loss associated with the Clutter Acquisition	—	38,000
Foreign currency transactions and other, net	12,655	69,183
(Increase) decrease in assets	(86,117)	(31,071)
(Decrease) increase in liabilities	(21,731)	(108,858)
Cash Flows from Operating Activities	512,215	446,094
Cash Flows from Investing Activities:
Capital expenditures	(777,901)	(600,758)
Cash paid for acquisitions, net of cash acquired	(123,323)	(21,465)
Customer inducements	(3,457)	(2,630)
Contract costs	(50,800)	(39,989)
Investments in joint ventures and other investments, net	(10,190)	(15,830)
Proceeds from sales of property and equipment and other, net	5,923	35,390
Cash Flows from Investing Activities	(959,748)	(645,282)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(4,896,450)	(10,087,033)
Proceeds from revolving credit facility, term loan facilities and other debt	5,843,362	9,683,880
Net proceeds from sale of senior note	—	990,000
Debt financing and equity contribution from noncontrolling interests	—	9,900
Equity distribution to noncontrolling interests	(1,209)	(2,032)
Parent cash dividends	(388,709)	(367,060)
Payment of deferred purchase obligation	(158,677)	—
Net (payments) proceeds associated with employee stock-based awards	(22,146)	(15,782)
Other, net	(6,880)	(2,046)
Cash Flows from Financing Activities	369,291	209,827
Effect of Exchange Rates on Cash and Cash Equivalents	(291)	(2,943)
(Decrease) increase in Cash and Cash Equivalents	(78,533)	7,696
Cash and Cash Equivalents, Beginning of Period	222,789	141,797
Cash and Cash Equivalents, End of Period	$144,256	$149,493
Supplemental Information:
Cash Paid for Interest	$382,823	$270,146
Cash Paid for Income Taxes, Net	$43,099	$46,502
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$67,996	$61,085
Accrued Capital Expenditures	$213,636	$192,197
Deferred Purchase Obligations and Other Deferred Payments	$133,813	$9,290
Dividends Payable	$200,318	$192,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	8

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the six months ended June 30, 2024 is as follows:

Balance as of December 31, 2023	$74,762
Credit memos charged to revenue	44,137
Allowance for bad debts charged to expense	24,233
Deductions and other(1)	(64,619)
Balance as of June 30, 2024	$78,513
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2024 and December 31, 2023 are as follows:

DESCRIPTION	JUNE 30, 2024	DECEMBER 31, 2023
Assets:
Operating lease right-of-use assets	$2,593,461	$2,696,024
Financing lease right-of-use assets, net of accumulated depreciation(1)	340,842	304,600
Liabilities:
Current
Operating lease liabilities	$302,234	$291,795
Financing lease liabilities(1)	42,260	39,089
Long-term
Operating lease liabilities	$2,453,935	$2,562,394
Financing lease liabilities(1)	336,653	310,776
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and six months ended June 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2024	2023	2024	2023
Operating lease cost(1)	$172,735	$161,241	$344,481	$317,114
Financing lease cost:
Depreciation of financing lease right-of-use assets	$12,078	$10,202	$23,022	$20,210
Interest expense for financing lease liabilities	5,217	4,416	10,438	8,757
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $39,594 and $77,688 for the three and six months ended June 30, 2024, respectively, and $34,418 and $65,998 for the three and six months ended June 30, 2023, respectively.
Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2024 and 2023 is as follows:

	SIX MONTHS ENDED JUNE 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2024	2023
Operating cash flows used in operating leases	$235,030	$220,764
Operating cash flows used in financing leases (interest)	10,438	8,757
Financing cash flows used in financing leases	21,536	22,010
NON-CASH ITEMS:
Operating lease modifications and reassessments	$573	$44,779
New operating leases (including acquisitions and sale-leaseback transactions)	80,474	163,326

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	10

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
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 9) for the six months ended June 30, 2024 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2023	$3,911,945	$478,930	$627,037	$5,017,912
Tax deductible goodwill acquired during the period	—	—	131,790	131,790
Fair value and other adjustments	963	(186)	(186)	591
Currency effects	(45,888)	(3,928)	(705)	(50,521)
Goodwill balance, net of accumulated amortization, as of June 30, 2024	$3,867,020	$474,816	$757,936	$5,099,772
Accumulated goodwill impairment balance as of June 30, 2024	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2024 and December 31, 2023 are as follows:

		FAIR VALUE MEASUREMENTS AT JUNE 30, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AT JUNE 30, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$10,218	$—	$10,218	$—
Time Deposits	20,762	—	20,762	—
Trading Securities	8,841	7,166	1,675	—
Derivative Assets	25,607	—	25,607	—
Derivative Liabilities	2,670	—	2,670	—
Deferred Purchase Obligations(1)	114,703	—	—	114,703

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$66,008	$—	$66,008	$—
Time Deposits	15,913	—	15,913	—
Trading Securities	9,952	6,149	3,803	—
Derivative Assets	6,359	—	6,359	—
Derivative Liabilities	5,769	—	5,769	—
Deferred Purchase Obligations(1)	208,265	—	—	208,265
(1)Primarily relates to the fair values of the deferred purchase obligations associated with the ITRenew Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) and the Regency Transaction (as defined in Note 3).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2023 through June 30, 2024:

Balance as of December 31, 2023	$208,265
Additions	63,700
Payments	(158,677)
Other changes, including accretion	1,415
Balance as of June 30, 2024	$114,703
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
There were no material items that were measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023 other than (i) those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report and (ii) assets acquired and liabilities assumed through our acquisitions that occurred during the six months ended June 30, 2024 (see Note 3), both of which are based on Level 3 inputs.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and six months ended June 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED JUNE 30, 2024			THREE MONTHS ENDED JUNE 30, 2023
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(440,129)	$11,332	$(428,797)	$(414,832)	$9,064	$(405,768)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(31,806)	—	(31,806)	18,155	—	18,155
Change in fair value of derivative instruments	—	(488)	(488)	—	7,896	7,896
Reclassifications from accumulated other comprehensive items, net	—	—	—	—	(2,527)	(2,527)
Total other comprehensive (loss) income	(31,806)	(488)	(32,294)	18,155	5,369	23,524
End of Period	$(471,935)	$10,844	$(461,091)	$(396,677)	$14,433	$(382,244)

	SIX MONTHS ENDED JUNE 30, 2024			SIX MONTHS ENDED JUNE 30, 2023
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(373,628)	$2,472	$(371,156)	$(454,509)	$12,506	$(442,003)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(98,307)	—	(98,307)	57,832	—	57,832
Change in fair value of derivative instruments	—	10,900	10,900	—	4,454	4,454
Reclassifications from accumulated other comprehensive items, net	—	(2,528)	(2,528)	—	(2,527)	(2,527)
Total other comprehensive (loss) income	(98,307)	8,372	(89,935)	57,832	1,927	59,759
End of Period	$(471,935)	$10,844	$(461,091)	$(396,677)	$14,433	$(382,244)
G. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to fulfill or obtain customer contracts (collectively, "Contract Costs"). Contract Costs as of June 30, 2024 and December 31, 2023 are as follows:

	JUNE 30, 2024			DECEMBER 31, 2023
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$77,922	$(38,683)	$39,239	$76,150	$(39,617)	$36,533
Commissions asset	178,289	(67,801)	110,488	156,639	(64,279)	92,360

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	JUNE 30, 2024	DECEMBER 31, 2023
Deferred revenue - Current	Deferred revenue	$329,718	$325,665
Deferred revenue - Long-term	Other Long-term Liabilities	95,605	100,770
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification 842, Leases. Storage rental revenue associated with our Global Data Center Business for the three and six months ended June 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Storage rental revenue	$147,397	$110,990	$287,425	$218,425
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and six months ended June 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Stock-based compensation expense	$29,889	$22,373	$43,928	$34,882
During the six months ended June 30, 2024, we granted approximately 83,100 stock options, 644,200 RSUs and 450,700 PUs under the 2014 Plan (as defined in Note 2.t to Notes to Consolidated Financial Statements included in our Annual Report).
As of June 30, 2024, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $111,128.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	14

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
Acquisition and Integration Costs for the three and six months ended June 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Acquisition and Integration Costs	$9,502	$1,511	$17,311	$3,106
J. LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023(1)
Loss (gain) on disposal/write-down of property, plant and equipment, net	$2,790	$(1,505)	$3,179	$(14,566)
(1)    The gains for the six months ended June 30, 2023 primarily consist of a gain of approximately $18,500 associated with a sale-leaseback transaction of a facility in Singapore during the first quarter 2023. The gains recognized during 2023 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.j. to Notes to Consolidated Financial Statements included in our Annual Report.
K. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2024 and 2023 consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2024	2023	2024	2023
Foreign currency transaction losses (gains), net(1)	$1,013	$15,063	$(15,366)	$29,487
Other, net(2)	4,820	47,887	8,669	54,663
Other Expense (Income), Net	$5,833	$62,950	$(6,697)	$84,150
(1)The losses for the three and six months ended June 30, 2023 primarily consist of the impact of changes in the exchange rate of the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the six months ended June 30, 2023 consists primarily of a loss of approximately $38,000 associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV (as defined and discussed in Note 10) as well as losses on our equity method investments and the change in value of the Deferred Purchase Obligation (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024(1)	2023(2)	2024	2023(2)
Effective Tax Rate	27.8%	78.8%	21.1%	24.0%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended June 30, 2024 were the lack of tax benefits recognized for the year to date ordinary losses of certain entities, the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.
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
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three and six months ended June 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net Income (Loss)	$34,621	$1,143	$111,646	$66,678
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1,162)	1,029	1,802	1,969
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$35,783	$114	$109,844	$64,709
Weighted-average shares—basic	293,340,000	291,825,000	293,043,000	291,633,000
Effect of dilutive potential stock options	2,068,000	1,322,000	1,977,000	1,269,000
Effect of dilutive potential RSUs and PUs	430,000	380,000	509,000	386,000
Weighted-average shares—diluted	295,838,000	293,527,000	295,529,000	293,288,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.12	$0.00	$0.37	$0.22
Diluted	$0.12	$0.00	$0.37	$0.22
Antidilutive stock options, RSUs and PUs excluded from the calculation	506,149	157,132	435,957	151,431

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our asset lifecycle management ("ALM") business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an information technology asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200,000, subject to certain working capital adjustments at, and subsequent to, the closing, with $125,000 paid at closing, funded by borrowings under the Revolving Credit Facility (as defined in Note 6), and the remaining $75,000 (the “January 2025 Payment”) to be paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at June 30, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200,000 based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned (the “Regency Deferred Purchase Obligation”). The preliminary fair value estimate of the Regency Deferred Purchase Obligation as of the acquisition date was approximately $78,400. See Note 2.e. for details on the methodology used to establish the fair value. The fair value of the Regency Deferred Purchase Obligation is included as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheet at June 30, 2024. Subsequent increases or decreases in the fair value estimate of the Regency Deferred Purchase Obligation, as well as the accretion of the discount to present value, is included as a component of Other expense (income), net in our Condensed Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other.
WEB WERKS
On July 1, 2024, we entered into an agreement with the minority shareholders of Web Werks India Private Limited to acquire the remaining interest in the Web Werks JV (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report). Pursuant to the agreement, we will acquire the remaining approximately 36.61% interest in the Web Werks JV in two separate transactions. On July 5, 2024, we completed the acquisition of an approximately 8.55% interest in the Web Werks JV (“Tranche I”) for approximately 3,000,000 Indian rupees (or approximately $35,000, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of Tranche I). During the third quarter of 2024, we will recognize a charge of approximately $17,000, which will be recorded to Other expense (income), net, representing the difference between the purchase price of Tranche I and the related liability we have recorded on our Condensed Consolidated Balance Sheet at June 30, 2024. Subsequent to the Tranche I payment, our ownership interest in the Web Werks JV is approximately 71.94%. In March 2025, we will be required to make an additional payment of approximately 9,600,000 Indian rupees (or approximately $115,000, based upon the exchange rate between the United States dollar and Indian rupee as of June 30, 2024) (“Tranche II”) to acquire the remaining approximately 28.06% interest in the Web Werks JV. As part of the Tranche II payment in March 2025, we may also make an incremental payment of approximately 1,000,000 Indian rupees (or approximately $12,000, based upon the exchange rate between the United States dollar and Indian rupee as of June 30, 2024) if certain infrastructure goals are achieved before December 31, 2024. Any difference between the fair value of the approximately 28.06% interest and the total consideration paid will be recorded to Other expense (income), net.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS (CONTINUED)
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for our acquisition closed during the six months ended June 30, 2024 is as follows:

SIX MONTHS ENDED JUNE 30, 2024
Cash Paid (gross of cash acquired)	$125,844
Deferred Purchase Obligations, Purchase Price Holdbacks and Other(1)	133,813
Total Consideration	259,657
Fair Value of Identifiable Assets Acquired(2)	156,108
Fair Value of Identifiable Liabilities Acquired	(28,241)
Goodwill Initially Recorded(3)	$131,790
(1)Consists of the acquisition-date fair values of the Regency Deferred Purchase Obligation and the January 2025 Payment.
(2)Assets acquired include a supplier relationship intangible asset, which has a fair value of $107,500 and a weighted average life of approximately 20 years.
(3)Goodwill is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.
The preliminary purchase price allocations that are not finalized as of June 30, 2024 relate to the final assessment of the fair value of the assets acquired and the fair value of the deferred purchase obligation, which may differ materially from these preliminary estimates associated with the acquisition closed during the six months ended June 30, 2024. Any adjustments to our estimates of purchase price allocations will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Purchase price allocation adjustments recorded during the six months ended June 30, 2024 were not material to our balance sheet or results from operations.
4. INVESTMENTS
JOINT VENTURE SUMMARY
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at June 30, 2024 and December 31, 2023 is as follows:

	JUNE 30, 2024		DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$64,561	20%	$57,874	20%

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	18

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
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon the one-month Secured Overnight Financing Rate ("SOFR"), in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
As of June 30, 2024 and December 31, 2023, we have approximately $1,251,000 and $520,000, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both June 30, 2024 and December 31, 2023, we have approximately $509,200 in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, by derivative instrument, are as follows:

	JUNE 30, 2024		DECEMBER 31, 2023
DERIVATIVE INSTRUMENTS(1)	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$11,898	$(2,670)	$1,601	$(3,273)
Net Investment Hedges(3)
Cross-currency swap agreements	13,709	—	4,758	(2,496)
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2024, $2,074 is included within Prepaid expenses and other, $23,533 is included within Other assets and $2,670 is included within Other long-term liabilities. As of December 31, 2023, $6,359 is included within Other assets, $2,496 is included within Accrued expenses and other current liabilities and $3,273 is included within Other long-term liabilities.
(2)As of June 30, 2024, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $10,844.
(3)As of June 30, 2024, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $52,259, which include $38,550 related to the excluded component of our cross-currency swap agreements.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the three and six months ended June 30, 2024 and 2023, by derivative instrument, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS	2024	2023	2024	2023
Cash Flow Hedges
Interest rate swap agreements	$(488)	$7,896	$10,900	$4,454
Net Investment Hedges
Cross-currency swap agreements	3,135	(12,704)	11,447	(21,507)
Cross-currency swap agreements (excluded component)	4,177	5,817	8,353	11,651
(Losses) gains recognized in Net income (loss) during the three and six months ended June 30, 2024 and 2023, by derivative instrument, are as follows:

		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS	Location of gain (loss)	2024	2023	2024	2023
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$2,527	$2,528	$2,527
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(4,177)	(5,817)	(8,353)	(11,651)

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	JUNE 30, 2024				DECEMBER 31, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$745,000	$(4,065)	$740,935	$745,000	$—	$(4,621)	$(4,621)	$—
Term Loan A(1)	221,875	—	221,875	221,875	228,125	—	228,125	228,125
Term Loan B due 2026(1)	655,911	(1,874)	654,037	656,250	659,298	(2,498)	656,800	659,750
Term Loan B due 2031(1)	1,185,635	(12,369)	1,173,266	1,194,000	1,191,000	(13,026)	1,177,974	1,200,000
Virginia 3 Term Loans(2)	221,615	(3,771)	217,844	221,615	101,218	(4,641)	96,577	101,218
Virginia 4/5 Term Loans(2)	61,513	(4,286)	57,227	61,513	16,338	(5,892)	10,446	16,338
Virginia 6 Term Loans(3)	53,825	(5,585)	48,240	53,825	—	—	—	—
Australian Dollar Term Loan(2)	191,334	(365)	190,969	192,498	197,743	(482)	197,261	199,195
UK Bilateral Revolving Credit Facility(2)	177,043	—	177,043	177,043	178,239	—	178,239	178,239
GBP Notes(2)	505,836	(1,274)	504,562	492,780	509,254	(1,763)	507,491	489,108
4 7/8% Notes due 2027(2)	1,000,000	(4,621)	995,379	962,500	1,000,000	(5,332)	994,668	967,500
5 1/4% Notes due 2028(2	825,000	(4,428)	820,572	796,125	825,000	(5,019)	819,981	800,250
5% Notes due 2028(2)	500,000	(2,954)	497,046	477,500	500,000	(3,316)	496,684	478,750
7% Notes due 2029(2)	1,000,000	(9,750)	990,250	1,012,500	1,000,000	(10,813)	989,187	1,027,500
4 7/8% Notes due 2029(2)	1,000,000	(7,595)	992,405	937,500	1,000,000	(8,318)	991,682	945,000
5 1/4% Notes due 2030(2)	1,300,000	(9,151)	1,290,849	1,228,500	1,300,000	(9,903)	1,290,097	1,241,500
4 1/2% Notes(2)	1,100,000	(8,296)	1,091,704	990,000	1,100,000	(8,917)	1,091,083	995,500
5% Notes due 2032(2)	750,000	(10,553)	739,447	682,500	750,000	(11,206)	738,794	684,375
5 5/8% Notes(2)	600,000	(4,695)	595,305	565,500	600,000	(4,985)	595,015	567,000
Real Estate Mortgages, Financing Lease Liabilities and Other	568,267	(638)	567,629	568,267	519,907	(403)	519,504	519,907
Accounts Receivable Securitization Program(3)	373,800	(809)	372,991	373,800	358,500	(317)	358,183	358,183
Total Long-term Debt	13,036,654	(97,079)	12,939,575		12,034,622	(101,452)	11,933,170
Less Current Portion	(125,409)	—	(125,409)		(120,670)	—	(120,670)
Long-term Debt, Net of Current Portion	$12,911,245	$(97,079)	$12,814,166		$11,913,952	$(101,452)	$11,812,500
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and two term loan B facilities (the "Term Loan B due 2026" and the "Term Loan B due 2031"). The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2024 was $1,496,102 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 7.2% as of June 30, 2024. Due to the discontinuance of the Canadian Dollar Offered Rate reference rate on June 28, 2024, the Credit Agreement was amended on June 7, 2024 to update the interest rate benchmark available for Canadian currency borrowings under our Revolving Credit Facility to the Canadian Overnight Repo Rate Average, effective July 1, 2024. All other material terms of the Revolving Credit Facility remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)The fair value (Level 2 of fair value hierarchy described at Note 2.e.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2024).

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
CREDIT AGREEMENT
On July 2, 2024, we amended the Credit Agreement, which resulted in (i) an increase in the principal amount of the Term Loan B due 2031 from $1,194,000 to approximately $1,806,700, (ii) a decrease in the interest rate of the Term Loan B due 2031 from SOFR plus 2.25% to SOFR plus 2.00% and (iii) a decrease in the principal amount of our Term Loan B due 2026 from approximately $656,300 to approximately $53,400. We paid original issue discount fees of approximately $4,300 in connection with this amendment. Quarterly principal payments of approximately $4,500 on the Term Loan B due 2031 will commence in September 2024. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
VIRGINIA CREDIT AGREEMENTS
As our Global Data Center business continues to expand, we have entered into credit agreements in order to partially finance the construction of various data centers. During the quarter ended June 30, 2024, we entered into two new agreements. These agreements primarily consist of the following term loan facilities:

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF JUNE 30, 2024	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE	UNUSED COMMITMENT FEE	MATURITY DATE(1)
Virginia 6 Term Loans(2)	$210,000	$53,825	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
Virginia 7 Term Loans(3)	300,000	—	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
(1)All obligations will become due on the specified maturity dates. Each agreement includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
(2)On May 3, 2024, Iron Mountain Data Centers Virginia 6, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 6 Credit Agreement"). The Virginia 6 Credit Agreement consists of a term loan facility (the "Virginia 6 Term Loans") and a letter of credit facility. The Virginia 6 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 6, LLC. As of June 30, 2024, the interest rate in effect under the Virginia 6 Credit Agreement was 5.3%.
(3)On April 12, 2024, Iron Mountain Data Centers Virginia 7, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 7 Credit Agreement"). The Virginia 7 Credit Agreement consists of a term loan facility and a letter of credit facility. The Virginia 7 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 7, LLC.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 14, 2024, we amended the Accounts Receivable Securitization Program (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report) to (i) increase the maximum borrowing capacity from $360,000 to $400,000, with an option to increase the borrowing capacity to $450,000, and (ii) extend the maturity date from July 1, 2025 to July 1, 2027, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
MAXIMUM AMOUNT $400,000 OUTSTANDING BORROWING $373,800 INTEREST RATE 6.4% As of June 30, 2024

LETTERS OF CREDIT
As of June 30, 2024, we had outstanding letters of credit totaling $58,880, of which $8,898 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between July 2024 and May 2027.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	22

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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2023 and the six months ended June 30, 2024, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 23, 2023	$0.6185	March 15, 2023	$180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
August 3, 2023	0.6500	September 15, 2023	189,730	October 5, 2023
November 2, 2023	0.6500	December 15, 2023	189,886	January 4, 2024
February 22, 2024	0.6500	March 15, 2024	190,506	April 4, 2024
May 2, 2024	0.6500	June 17, 2024	190,643	July 5, 2024
On August 1, 2024, we declared a dividend to our stockholders of record as of September 16, 2024 of $0.715 per share, payable on October 3, 2024.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	23

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
The operations associated with acquisitions completed during the first six months of 2024 have been incorporated into our existing reportable segments.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Global RIM Business
Total Revenues	$1,250,577	$1,159,867	$2,460,734	$2,286,393
Adjusted EBITDA	548,742	499,062	1,075,010	976,846
Global Data Center Business
Total Revenues	$152,702	$118,033	$296,639	$230,338
Adjusted EBITDA	66,017	53,809	127,585	104,444
Corporate and Other
Total Revenues	$131,130	$80,036	$253,899	$155,554
Adjusted EBITDA	(70,398)	(77,213)	(139,379)	(144,824)
Total Consolidated
Total Revenues	$1,534,409	$1,357,936	$3,011,272	$2,672,285
Adjusted EBITDA	544,361	475,658	1,063,216	936,466

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	24

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
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three and six months ended June 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net Income (Loss)	$34,621	$1,143	$111,646	$66,678
Add/(Deduct):
Interest expense, net	176,521	144,178	341,040	281,347
Provision (benefit) for income taxes	13,319	4,255	29,928	21,013
Depreciation and amortization	224,501	195,367	434,056	377,461
Acquisition and Integration Costs	9,502	1,511	17,311	3,106
Restructuring and other transformation	46,513	45,588	87,280	82,501
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	2,790	(1,505)	3,179	(14,566)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	4,532	58,694	(8,578)	76,185
Stock-based compensation expense	29,889	22,373	43,928	34,882
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,173	4,054	3,426	7,859
Adjusted EBITDA	$544,361	$475,658	$1,063,216	$936,466

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three and six months ended June 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Global RIM Business
Records Management(1)	$974,480	$898,634	$1,911,132	$1,766,622
Data Management(1)	131,073	130,251	263,123	259,845
Information Destruction(1)(2)	145,024	130,982	286,479	259,926
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	152,702	118,033	296,639	230,338
Corporate and Other
Records Management(1)	$40,996	$37,409	$80,068	$71,757
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	90,134	42,627	173,831	83,797
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$1,015,476	$936,043	$1,991,200	$1,838,379
Data Management(1)	131,073	130,251	263,123	259,845
Information Destruction(1)(2)(3)	235,158	173,609	460,310	343,723
Data Center(1)	152,702	118,033	296,639	230,338
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service related, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from our ALM business.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	26

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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and six months ended June 30, 2024 and 2023 is as follows (approximately):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Frankfurt JV Agreements(1)	$2,100	$800	$2,500	$1,700
Clutter Agreement(2)	—	7,000	—	13,000
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
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023, and from the inception of Project Matterhorn through June 30, 2024, is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM THE INCEPTION OF PROJECT MATTERHORN THROUGH JUNE 30, 2024
	2024	2023	2024	2023
Restructuring	$16,336	$16,127	$27,062	$28,084	$97,673
Other transformation	30,177	29,461	60,218	54,417	206,755
Restructuring and other transformation	$46,513	$45,588	$87,280	$82,501	$304,428

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	27

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment for the three and six months ended June 30, 2024 and 2023, and from the inception of Project Matterhorn through June 30, 2024, is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM THE INCEPTION OF PROJECT MATTERHORN THROUGH JUNE 30, 2024
	2024	2023	2024	2023
Global RIM Business	$12,643	$15,000	$22,784	$24,525	$82,589
Global Data Center Business	2,572	—	2,576	78	3,096
Corporate and Other	1,121	1,127	1,702	3,481	11,988
Total restructuring costs	$16,336	$16,127	$27,062	$28,084	$97,673
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment, for the three and six months ended June 30, 2024 and 2023, and from the inception of Project Matterhorn through June 30, 2024, is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM THE INCEPTION OF PROJECT MATTERHORN THROUGH JUNE 30, 2024
	2024	2023	2024	2023
Global RIM Business	$10,374	$4,958	$19,344	$8,443	$51,614
Global Data Center Business	1,272	498	2,663	1,368	7,685
Corporate and Other	18,531	24,005	38,211	44,606	147,456
Total other transformation costs	$30,177	$29,461	$60,218	$54,417	$206,755
The rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, for December 31, 2023 through June 30, 2024, is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2023	$10,731	$24,854	$35,585
Amount accrued	27,062	60,218	87,280
Payments	(30,867)	(71,734)	(102,601)
Balance as of June 30, 2024	$6,926	$13,338	$20,264

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	28

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2024, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 22, 2024 (our "Annual Report").
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

Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	29

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six months ended June 30, 2024 within each section. Trends and changes that are consistent for both the three and six month periods are not repeated and are discussed on a year to date basis only.
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
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the six months ended June 30, 2024 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

12%
Product Cost of Sales and Other
39%
Labor
7%
Transportation
42%
Facilities

27%
Sales, Marketing and Account Management
73%
General, Administrative and Other

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	30

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net Income (Loss)	$34,621	$1,143	$111,646	$66,678
Add/(Deduct):
Interest expense, net	176,521	144,178	341,040	281,347
Provision (benefit) for income taxes	13,319	4,255	29,928	21,013
Depreciation and amortization	224,501	195,367	434,056	377,461
Acquisition and Integration Costs(1)	9,502	1,511	17,311	3,106
Restructuring and other transformation	46,513	45,588	87,280	82,501
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	2,790	(1,505)	3,179	(14,566)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	4,532	58,694	(8,578)	76,185
Stock-based compensation expense	29,889	22,373	43,928	34,882
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,173	4,054	3,426	7,859
Adjusted EBITDA	$544,361	$475,658	$1,063,216	$936,466
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

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	31

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.12	$0.00	$0.37	$0.22
Add/(Deduct):
Acquisition and Integration Costs	0.03	0.01	0.06	0.01
Restructuring and other transformation	0.16	0.16	0.30	0.28
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.01	(0.01)	0.01	(0.05)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.02	0.20	(0.03)	0.26
Stock-based compensation expense	0.10	0.08	0.15	0.12
Non-cash amortization related to derivative instruments	0.01	0.02	0.03	0.04
Tax impact of reconciling items and discrete tax items(1)	(0.03)	(0.05)	(0.04)	(0.06)
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.42	$0.40	$0.85	$0.83
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2024 and 2023 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2024 and 2023 was 14.5% and 14.0%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	32

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
We modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other expense (income), net	•Stock-based compensation expense •Non-cash amortization related to derivative instruments •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net Income (Loss)	$34,621	$1,143	$111,646	$66,678
Add/(Deduct):
Real estate depreciation	97,771	81,558	181,344	157,687
Loss (gain) on sale of real estate, net of tax	579	(1,853)	(615)	(17,599)
Data center lease-based intangible assets amortization	5,571	4,907	11,147	11,036
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,112	562	1,553	694
FFO (Nareit)	139,654	86,317	305,075	218,496
Add/(Deduct):
Acquisition and Integration Costs	9,502	1,511	17,311	3,106
Restructuring and other transformation	46,513	45,588	87,280	82,501
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	2,211	(1,417)	4,029	3,133
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	4,532	58,694	(8,578)	76,185
Stock-based compensation expense	29,889	22,373	43,928	34,882
Non-cash amortization related to derivative instruments	4,177	5,817	8,353	11,651
Real estate financing lease depreciation	3,236	3,008	6,222	5,996
Tax impact of reconciling items and discrete tax items(2)	(8,643)	(13,278)	(12,813)	(18,491)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(50)	(500)	(9)	(274)
FFO (Normalized)	$231,021	$208,113	$450,798	$417,185
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of ($1.6 million) and ($0.5 million) for the three and six months ended June 30, 2024, respectively, and $(5.0) million and $(5.5) million for the three and six months ended June 30, 2023, respectively.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	33

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Revenues	$1,534,409	$1,357,936	$176,473	13.0%
Operating Expenses	1,304,115	1,145,410	158,705	13.9%
Operating Income	230,294	212,526	17,768	8.4%
Other Expenses, Net	195,673	211,383	(15,710)	(7.4)%
Net Income (Loss)	34,621	1,143	33,478	2,929.0%
Net (Loss) Income Attributable to Noncontrolling Interests	(1,162)	1,029	(2,191)	(212.9)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$35,783	$114	$35,669	31,288.6%
Adjusted EBITDA(1)	$544,361	$475,658	$68,703	14.4%
Adjusted EBITDA Margin(1)	35.5%	35.0%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Revenues	$3,011,272	$2,672,285	$338,987	12.7%
Operating Expenses	2,535,355	2,219,097	316,258	14.3%
Operating Income	475,917	453,188	22,729	5.0%
Other Expenses, Net	364,271	386,510	(22,239)	(5.8)%
Net Income (Loss)	111,646	66,678	44,968	67.4%
Net Income (Loss) Attributable to Noncontrolling Interests	1,802	1,969	(167)	(8.5)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$109,844	$64,709	$45,135	69.8%
Adjusted EBITDA(1)	$1,063,216	$936,466	$126,750	13.5%
Adjusted EBITDA Margin(1)	35.3%	35.0%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	34

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$919,746	$830,756	$88,990	10.7%	11.5%	10.1%	1.4%
Service	614,663	527,180	87,483	16.6%	17.3%	9.4%	7.9%
Total Revenues	$1,534,409	$1,357,936	$176,473	13.0%	13.8%	9.8%	4.0%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,804,588	$1,640,845	$163,743	10.0%	10.3%	8.8%	1.5%
Service	1,206,684	1,031,440	175,244	17.0%	17.3%	9.5%	7.8%
Total Revenues	$3,011,272	$2,672,285	$338,987	12.7%	13.0%	9.1%	3.9%
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
TOTAL REVENUES
For the six months ended June 30, 2024, the increase in reported revenue was driven by reported storage rental revenue growth and reported service revenue growth.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 include the following:

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
•an increase of $67.4 million due to our recent acquisition of Regency Technologies.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	35

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
Labor	$264,168	$224,398	$39,770	17.7%	18.7%	17.2%	16.5%	0.7%
Facilities	276,317	255,535	20,782	8.1%	8.8%	18.0%	18.8%	(0.8)%
Transportation	44,983	41,147	3,836	9.3%	10.2%	2.9%	3.0%	(0.1)%
Product Cost of Sales and Other	90,503	71,564	18,939	26.5%	27.2%	5.9%	5.3%	0.6%
Total Cost of sales	$675,971	$592,644	$83,327	14.1%	14.9%	44.1%	43.6%	0.5%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
Labor	$515,499	$443,929	$71,570	16.1%	16.4%	17.1%	16.6%	0.5%
Facilities	553,144	496,225	56,919	11.5%	11.6%	18.4%	18.6%	(0.2)%
Transportation	90,303	81,122	9,181	11.3%	11.9%	3.0%	3.0%	—%
Product Cost of Sales and Other	170,280	142,994	27,286	19.1%	19.4%	5.7%	5.4%	0.3%
Total Cost of sales	$1,329,226	$1,164,270	$164,956	14.2%	14.4%	44.1%	43.6%	0.5%
Primary factors influencing the change in reported Cost of sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business, and the impact of recent acquisitions;
•an increase in facilities expenses driven by increases in rent expense, utilities and building maintenance costs; and
•an increase in product cost of sales in our ALM business as a result of component price increases and our recent acquisition of Regency Technologies.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	36

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
General, Administrative and Other	$250,570	$217,965	$32,605	15.0%	15.9%	16.3%	16.1%	0.2%
Sales, Marketing and Account Management	94,268	93,840	428	0.5%	1.1%	6.1%	6.9%	(0.8)%
Total Selling, general and administrative expenses	$344,838	$311,805	$33,033	10.6%	11.4%	22.5%	23.0%	(0.5)%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
General, Administrative and Other	$485,612	$424,988	$60,624	14.3%	14.7%	16.1%	15.9%	0.2%
Sales, Marketing and Account Management	178,691	181,337	(2,646)	(1.5)%	(1.3)%	5.9%	6.8%	(0.9)%
Total Selling, general and administrative expenses	$664,303	$606,325	$57,978	9.6%	9.9%	22.1%	22.7%	(0.6)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher bonus compensation accruals, recent acquisitions, professional fees and IT costs; and
•a decrease in sales, marketing and account management expenses, driven by lower compensation expense, primarily related to a reduction in headcount.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $48.2 million, or 18.9%, for the six months ended June 30, 2024 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $8.4 million, or 6.8%, for the six months ended June 30, 2024 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the six months ended June 30, 2024 and 2023 were approximately $17.3 million and $3.1 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the six months ended June 30, 2024 and 2023 were $87.3 million and $82.5 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the six months ended June 30, 2024 and 2023 was approximately $3.2 million and $(14.6) million, respectively.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	37

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $59.7 million to $341.0 million in the six months ended June 30, 2024 from $281.3 million in the prior year period. The increase is primarily due to higher average debt outstanding during the six months ended June 30, 2024 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.7% and 5.4% at June 30, 2024 and 2023, respectively. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2024 and 2023 consists of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE
DESCRIPTION	2024	2023		2024	2023
Foreign currency transaction losses (gains), net	$1,013	$15,063	$(14,050)	$(15,366)	$29,487	$(44,853)
Other, net	4,820	47,887	(43,067)	8,669	54,663	(45,994)
Other Expense (Income), Net	$5,833	$62,950	$(57,117)	$(6,697)	$84,150	$(90,847)
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Effective Tax Rate	27.8%	78.8%	21.1%	24.0%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended June 30, 2024 were the lack of tax benefits recognized for the year to date ordinary losses of certain entities, the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	38

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Net Income (Loss)	$34,621	$1,143	$33,478	2,929.0%
Net Income (Loss) as a percentage of Revenue	2.3%	0.1%
Adjusted EBITDA	$544,361	$475,658	$68,703	14.4%
Adjusted EBITDA Margin	35.5%	35.0%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Net Income (Loss)	$111,646	$66,678	$44,968	67.4%
Net Income (Loss) as a percentage of Revenue	3.7%	2.5%
Adjusted EBITDA	$1,063,216	$936,466	$126,750	13.5%
Adjusted EBITDA Margin	35.3%	35.0%

Adjusted EBITDA Margin for the six months ended June 30, 2024 increased 30 basis points from the same prior year period driven by favorable overhead management, offset by a decline in gross profit margin due to revenue mix.
↑ INCREASED BY $126.8 MILLION OR 13.5% Adjusted EBITDA

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	39

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$756,358	$704,011	$52,347	7.4%	8.3%	7.7%	0.6%
Service	494,219	455,856	38,363	8.4%	9.2%	8.3%	0.9%
Segment Revenue	$1,250,577	$1,159,867	$90,710	7.8%	8.7%	7.9%	0.8%
Segment Adjusted EBITDA	$548,742	$499,062	$49,680
Segment Adjusted EBITDA Margin	43.9%	43.0%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$1,485,342	$1,391,680	$93,662	6.7%	7.1%	6.4%	0.7%
Service	975,392	894,713	80,679	9.0%	9.4%	8.6%	0.8%
Segment Revenue	$2,460,734	$2,286,393	$174,341	7.6%	8.0%	7.3%	0.7%
Segment Adjusted EBITDA	$1,075,010	$976,846	$98,164
Segment Adjusted EBITDA Margin	43.7%	42.7%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the six months ended June 30, 2024 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business; and
•a 100 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	40

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$147,397	$110,990	$36,407	32.8%	33.0%	27.0%	6.0%
Service	5,305	7,043	(1,738)	(24.7)%	(24.6)%	(24.6)%	—%
Segment Revenue	$152,702	$118,033	$34,669	29.4%	29.6%	23.9%	5.7%
Segment Adjusted EBITDA	$66,017	$53,809	$12,208
Segment Adjusted EBITDA Margin	43.2%	45.6%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$287,425	$218,425	$69,000	31.6%	31.4%	25.2%	6.2%
Service	9,214	11,913	(2,699)	(22.7)%	(22.9)%	(22.9)%	—%
Segment Revenue	$296,639	$230,338	$66,301	28.8%	28.6%	22.8%	5.8%
Segment Adjusted EBITDA	$127,585	$104,444	$23,141
Segment Adjusted EBITDA Margin	43.0%	45.3%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the six months ended June 30, 2024 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first six months of 2024 and in prior periods, improved pricing and higher pass-through power costs, partially offset by churn of approximately 210 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 230 basis point decrease in Adjusted EBITDA Margin reflecting higher pass-through power costs and higher overhead costs.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	41

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$15,991	$15,755	$236	1.5%	1.4%	(1.2)%	2.6%
Service	115,139	64,281	50,858	79.1%	79.3%	20.7%	58.6%
Revenue	$131,130	$80,036	$51,094	63.8%	63.9%	16.4%	47.5%
Adjusted EBITDA	$(70,398)	$(77,213)	$6,815

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$31,821	$30,740	$1,081	3.5%	3.1%	0.6%	2.5%
Service	222,078	124,814	97,264	77.9%	77.5%	19.0%	58.5%
Revenue	$253,899	$155,554	$98,345	63.2%	62.8%	15.4%	47.4%
Adjusted EBITDA	$(139,379)	$(144,824)	$5,445
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the six months ended June 30, 2024 compared to the prior year period include the following:
•an increase in service revenue of $67.4 million due to our recent acquisition of Regency Technologies;
•organic service revenue growth in our ALM business reflecting increased volume and improved component pricing; and
•Adjusted EBITDA is relatively consistent with the prior year period driven by service revenue improvement in our ALM business, including the Regency Technologies acquisition, offset by higher compensation expense, professional fees and IT costs.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	42

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. Total costs related to Project Matterhorn for the six months ended June 30, 2024 and from the inception of Project Matterhorn through June 30, 2024, were approximately $87.3 million and $304.4 million, respectively, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2024	2023
Cash Flows from Operating Activities	$512,215	$446,094
Cash Flows from Investing Activities	(959,748)	(645,282)
Cash Flows from Financing Activities	369,291	209,827
Cash and Cash Equivalents, End of Period	144,256	149,493
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the six months ended June 30, 2024, net cash flows provided by operating activities increased by $66.1 million compared to the prior year period, primarily due to an increase in net income (excluding non-cash charges) of $34.0 million and an increase in cash from working capital of $32.1 million, driven by the timing of accrued expenses.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the six months ended June 30, 2024 included:
•Cash paid for capital expenditures of $777.9 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•Cash paid for acquisitions, net of cash acquired, of $123.3 million, primarily funded by borrowings under the Revolving Credit Facility (as defined below).
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the six months ended June 30, 2024 included:
•Net proceeds of approximately $946.9 million primarily associated with borrowings under the Revolving Credit Facility.
•Payment of dividends in the amount of $388.7 million on our common stock.
•Payment on deferred purchase obligations of $158.7 million.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	43

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the six months ended June 30, 2024 and 2023, organized by the type of the spending as described in our Annual Report (in thousands):

	SIX MONTHS ENDED JUNE 30,
NATURE OF CAPITAL SPEND	2024	2023
Growth Investment Capital Expenditures:
Data Center	$571,388	$417,861
Real Estate	92,957	104,862
Innovation and Other	34,701	37,644
Total Growth Investment Capital Expenditures	699,046	560,367
Recurring Capital Expenditures:
Data Center	$5,366	$6,415
Real Estate	23,908	19,552
Non-Real Estate	36,439	34,662
Total Recurring Capital Expenditures	65,713	60,629
Total Capital Spend (on accrual basis)	$764,759	$620,996
Net (decrease) increase in prepaid capital expenditures	(7,537)	(630)
Net decrease (increase) in accrued capital expenditures	20,679	(19,608)
Total Capital Spend (on cash basis)	$777,901	$600,758

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,500.0 million for the year ending December 31, 2024. Of this, we expect capital expenditures for growth investment of approximately $1,350.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first six months of 2024 and fiscal year 2023.
On August 1, 2024, we declared a dividend to our stockholders of record as of September 16, 2024 of $0.715 per share, payable on October 3, 2024.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	44

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2024 are related to cash and cash equivalents held in money market funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds.
Long-term debt as of June 30, 2024 is as follows (in thousands):

	JUNE 30, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$745,000	$(4,065)	$740,935
Term Loan A(1)	221,875	—	221,875
Term Loan B due 2026(1)	655,911	(1,874)	654,037
Term Loan B due 2031(1)	1,185,635	(12,369)	1,173,266
Virginia 3 Term Loans(2)	221,615	(3,771)	217,844
Virginia 4/5 Term Loans(2)	61,513	(4,286)	57,227
Virginia 6 Term Loans	53,825	(5,585)	48,240
Australian Dollar Term Loan(2)	191,334	(365)	190,969
UK Bilateral Revolving Credit Facility(2)	177,043	—	177,043
GBP Notes(2)	505,836	(1,274)	504,562
4 7/8% Notes due 2027(2)	1,000,000	(4,621)	995,379
5 1/4% Notes due 2028(2)	825,000	(4,428)	820,572
5% Notes due 2028(2)	500,000	(2,954)	497,046
7% Notes due 2029(2)	1,000,000	(9,750)	990,250
4 7/8% Notes due 2029(2)	1,000,000	(7,595)	992,405
5 1/4% Notes due 2030(2)	1,300,000	(9,151)	1,290,849
4 1/2% Notes(2)	1,100,000	(8,296)	1,091,704
5% Notes due 2032(2)	750,000	(10,553)	739,447
5 5/8% Notes(2)	600,000	(4,695)	595,305
Real Estate Mortgages, Financing Lease Liabilities and Other	568,267	(638)	567,629
Accounts Receivable Securitization Program	373,800	(809)	372,991
Total Long-term Debt	13,036,654	(97,079)	12,939,575
Less Current Portion	(125,409)	—	(125,409)
Long-term Debt, Net of Current Portion	$12,911,245	$(97,079)	$12,814,166
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and two term loan B facilities (the "Term Loan B due 2026" and the "Term Loan B due 2031"). Due to the discontinuance of the Canadian Dollar Offered Rate reference rate on June 28, 2024, the Credit Agreement was amended on June 7, 2024 to update the interest rate benchmark available for Canadian currency borrowings under our Revolving Credit Facility to the Canadian Overnight Repo Rate Average, effective July 1, 2024. All other material terms of the Revolving Credit Facility remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	45

Part I. Financial Information

CREDIT AGREEMENT
On July 2, 2024, we amended the Credit Agreement, which resulted in (i) an increase in the principal amount of the Term Loan B due 2031 from $1,194.0 million to approximately $1,806.7 million, (ii) a decrease in the interest rate of the Term Loan B due 2031 from SOFR plus 2.25% to SOFR plus 2.00% and (iii) a decrease in the principal amount of our Term Loan B due 2026 from approximately $656.3 million to approximately $53.4 million. We paid original issue discount fees of approximately $4.3 million in connection with this amendment. Quarterly principal payments of approximately $4.5 million on the Term Loan B due 2031 will commence in September 2024. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
VIRGINIA CREDIT AGREEMENTS
As our Global Data Center business continues to expand, we have entered into credit agreements in order to partially finance the construction of various data centers. During the quarter ended June 30, 2024, we entered into two new agreements. These agreements primarily consist of the following term loan facilities (in thousands):

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF JUNE 30, 2024	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE	UNUSED COMMITMENT FEE	MATURITY DATE(1)
Virginia 6 Term Loans(2)	$210,000	$53,825	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
Virginia 7 Term Loans(3)	300,000	—	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
(1)All obligations will become due on the specified maturity dates. Each agreement includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
(2)On May 3, 2024, Iron Mountain Data Centers Virginia 6, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 6 Credit Agreement"). The Virginia 6 Credit Agreement consists of a term loan facility (the "Virginia 6 Term Loans") and a letter of credit facility. The Virginia 6 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 6, LLC. As of June 30, 2024, the interest rate in effect under the Virginia 6 Credit Agreement was 5.3%.
(3)On April 12, 2024, Iron Mountain Data Centers Virginia 7, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 7 Credit Agreement"). The Virginia 7 Credit Agreement consists of a term loan facility and a letter of credit facility. The Virginia 7 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 7, LLC.
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 14, 2024, we amended the Accounts Receivable Securitization Program (as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report) to (i) increase the maximum borrowing capacity from $360.0 million to $400.0 million, with an option to increase the borrowing capacity to $450.0 million, and (ii) extend the maturity date from July 1, 2025 to July 1, 2027, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
LETTERS OF CREDIT
As of June 30, 2024, we had outstanding letters of credit totaling $58.9 million, of which $8.9 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between July 2024 and May 2027.
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

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	46

Part I. Financial Information

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of June 30, 2024 are as follows:

	JUNE 30, 2024	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.0	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
As of June 30, 2024 and December 31, 2023, we have approximately $1,251.0 million and $520.0 million, respectively, in notional value outstanding on our interest rate swap agreements, with maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both June 30, 2024 and December 31, 2023, we have approximately $509.2 million in notional value outstanding on cross-currency interest rate swaps, with maturity dates ranging from August 2024 through February 2026.
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

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	47

Part I. Financial Information

ACQUISITIONS
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200.0 million, subject to certain working capital adjustments at, and subsequent to, the closing, with $125.0 million paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining $75.0 million (the “January 2025 Payment”) to be paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at June 30, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200.0 million based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned (the “Regency Deferred Purchase Obligation”). The preliminary fair value estimate of the Regency Deferred Purchase Obligation as of the acquisition date was approximately $78.4 million. The fair value of the Regency Deferred Purchase Obligation is included as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheet at June 30, 2024. Subsequent increases or decreases in the fair value estimate of the Regency Deferred Purchase Obligation, as well as the accretion of the discount to present value, is included as a component of Other expense (income), net in our Condensed Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other.
WEB WERKS
On July 1, 2024, we entered into an agreement with the minority shareholders of Web Werks India Private Limited to acquire the remaining interest in the Web Werks JV (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report). Pursuant to the agreement, we will acquire the remaining approximately 36.61% interest in the Web Werks JV in two separate transactions. On July 5, 2024, we completed the acquisition of an approximately 8.55% interest in the Web Werks JV (“Tranche I”) for approximately 3,000.0 million Indian rupees (or approximately $35.0 million, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of Tranche I). During the third quarter of 2024, we will recognize a charge of approximately $17.0 million, which will be recorded to Other expense (income), net, representing the difference between the purchase price of Tranche I and the related liability we have recorded on our Condensed Consolidated Balance Sheet at June 30, 2024. Subsequent to the Tranche I payment, our ownership interest in the Web Werks JV is approximately 71.94%. In March 2025, we will be required to make an additional payment of approximately 9,600.0 million Indian rupees (or approximately $115.0 million, based upon the exchange rate between the United States dollar and Indian rupee as of June 30, 2024) (“Tranche II”) to acquire the remaining approximately 28.06% interest in the Web Werks JV. As part of the Tranche II payment in March 2025, we may also make an incremental payment of approximately 1,000.0 million Indian rupees (or approximately $12.0 million, based upon the exchange rate between the United States dollar and Indian rupee as of June 30, 2024) if certain infrastructure goals are achieved before December 31, 2024. Any difference between the fair value of the approximately 28.06% interest and the total consideration paid will be recorded to Other expense (income), net.
INVESTMENTS
JOINT VENTURE SUMMARY
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at June 30, 2024 and December 31, 2023 is as follows (in thousands):

	JUNE 30, 2024		DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$64,561	20%	$57,874	20%

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	48

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
As of June 30, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	49

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended June 30, 2024, nor did we repurchase any shares of our common stock during the three months ended June 30, 2024.
ITEM 5. OTHER INFORMATION
On May 3, 2024, Ms. Deborah Marson, our Executive Vice President, General Counsel and Secretary, adopted a 10b5-1 trading plan to exercise options to purchase up to 4,636 shares of our common stock and sell up to 29,836 shares of our common stock between August 9, 2024 and March 31, 2025. Ms. Marson’s plan will terminate on the earlier of (i) March 31, 2025 and (ii) the date that all trades under the plan are completed.
On June 12, 2024, Mr. Walter Rakowich, a member of our board of directors, adopted a 10b5-1 trading plan to sell up to 40% of the gross shares to be acquired upon vesting of his 2025 and 2026 annual equity awards between May 28, 2025 and June 30, 2026. Mr. Rakowich’s plan will terminate on the earlier of (i) June 30, 2026 and (ii) the date that all trades under the plan are completed.
Each of these arrangements was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
3.1
Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 26, 2014, as amended on May 31, 2024. (Incorporated by reference to Annex A of the Iron Mountain Incorporated Proxy Statement for the Annual Meeting of Stockholders, filed with the SEC on April 19, 2024.)

10.1
Amendment No. 2 to Credit Agreement dated as of June 7, 2024, by and among the Company, Iron Mountain Information Management, LLC and JPMorgan chase Bank, N.A., as Administrative Agent. (Filed herewith.)

10.2
Amendment No. 3 to Credit Agreement dated as of July 2, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to the Company's Current Report Form 8-K dated July 3, 2024.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	51

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: August 1, 2024

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	52