Form 10-Q
period 2024-09-30
IRON MOUNTAIN INC
filed 2024-11-06
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 1, 2024, the registrant had 293,460,371 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2024 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023
	3	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2024 and 2023
	4	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2024 and 2023
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023
	6	Condensed Consolidated Statements of (Deficit) Equity for the Three and Nine Months Ended September 30, 2024
	7	Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2023
	8	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023
	9	Notes to Condensed Consolidated Financial Statements
30	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
51	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
53	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
53	ITEM 5.	Other Information
53	ITEM 6.	Exhibits
55	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$168,515	$222,789
Accounts receivable (less allowances of $84,190 and $74,762 as of September 30, 2024 and December 31, 2023, respectively)	1,243,464	1,259,826
Prepaid expenses and other	306,867	252,930
Total Current Assets	1,718,846	1,735,545
Property, Plant and Equipment:
Property, plant and equipment	11,549,081	10,373,989
Less—Accumulated depreciation	(4,354,477)	(4,059,120)
Property, Plant and Equipment, Net	7,194,604	6,314,869
Other Assets, Net:
Goodwill	5,198,460	5,017,912
Customer and supplier relationships and other intangible assets	1,276,963	1,279,800
Operating lease right-of-use assets	2,591,238	2,696,024
Other	489,518	429,652
Total Other Assets, Net	9,556,179	9,423,388
Total Assets	$18,469,629	$17,473,802
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$136,547	$120,670
Accounts payable	586,793	539,594
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,288,176	1,250,259
Deferred revenue	294,545	325,665
Total Current Liabilities	2,306,061	2,236,188
Long-term Debt, net of current portion	13,245,462	11,812,500
Long-term Operating Lease Liabilities, net of current portion	2,438,905	2,562,394
Other Long-term Liabilities	277,588	237,590
Deferred Income Taxes	233,484	235,410
Commitments and Contingencies
Redeemable Noncontrolling Interests	70,537	177,947
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 293,425,265 and 292,142,739 shares as of September 30, 2024 and December 31, 2023, respectively)	2,934	2,921
Additional paid-in capital	4,602,246	4,533,691
(Distributions in excess of earnings) Earnings in excess of distributions	(4,475,682)	(3,953,808)
Accumulated other comprehensive items, net	(388,511)	(371,156)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(259,013)	211,648
Noncontrolling Interests	156,605	125
Total (Deficit) Equity	(102,408)	211,773
Total Liabilities and (Deficit) Equity	$18,469,629	$17,473,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Revenues:
Storage rental	$935,701	$858,656
Service	621,657	529,519
Total Revenues	1,557,358	1,388,175
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	678,390	592,201
Selling, general and administrative	341,929	315,030
Depreciation and amortization	232,240	198,757
Acquisition and Integration Costs	11,262	9,909
Restructuring and other transformation	37,282	38,861
Loss (gain) on disposal/write-down of property, plant and equipment, net	5,091	(4,416)
Total Operating Expenses	1,306,194	1,150,342
Operating Income (Loss)	251,164	237,833
Interest Expense, Net (includes Interest Income of $949 and $4,059 for the three months ended September 30, 2024 and 2023, respectively)	186,067	152,801
Other Expense (Income), Net	86,362	(16,271)
Net (Loss) Income Before Provision (Benefit) for Income Taxes	(21,265)	101,303
Provision (Benefit) for Income Taxes	12,400	9,912
Net (Loss) Income	(33,665)	91,391
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(45)	348
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(33,620)	$91,043
Net (Loss) Income Per Share Attributable to Iron Mountain Incorporated:
Basic	$(0.11)	$0.31
Diluted	$(0.11)	$0.31
Weighted Average Common Shares Outstanding—Basic	293,603	292,148
Weighted Average Common Shares Outstanding—Diluted	293,603	294,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Revenues:
Storage rental	$2,740,289	$2,499,501
Service	1,828,341	1,560,959
Total Revenues	4,568,630	4,060,460
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	2,007,616	1,756,471
Selling, general and administrative	1,006,232	921,355
Depreciation and amortization	666,296	576,218
Acquisition and Integration Costs	28,573	13,015
Restructuring and other transformation	124,562	121,362
Loss (gain) on disposal/write-down of property, plant and equipment, net	8,270	(18,982)
Total Operating Expenses	3,841,549	3,369,439
Operating Income (Loss)	727,081	691,021
Interest Expense, Net (includes Interest Income of $4,374 and $9,256 for the nine months ended September 30, 2024 and 2023, respectively)	527,107	434,148
Other Expense (Income), Net	79,665	67,879
Net Income (Loss) Before Provision (Benefit) for Income Taxes	120,309	188,994
Provision (Benefit) for Income Taxes	42,328	30,925
Net Income (Loss)	77,981	158,069
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,757	2,317
Net Income (Loss) Attributable to Iron Mountain Incorporated	$76,224	$155,752
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.26	$0.53
Diluted	$0.26	$0.53
Weighted Average Common Shares Outstanding—Basic	293,229	291,805
Weighted Average Common Shares Outstanding—Diluted	295,912	293,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Net (Loss) Income	$(33,665)	$91,391
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	107,282	(80,168)
Change in Fair Value of Derivative Instruments	(34,281)	6,184
Reclassifications from Accumulated Other Comprehensive Items, net	—	(2,527)
Total Other Comprehensive Income (Loss):	73,001	(76,511)
Comprehensive Income (Loss)	39,336	14,880
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	376	(404)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$38,960	$15,284

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Net Income (Loss)	$77,981	$158,069
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	8,434	(21,907)
Change in Fair Value of Derivative Instruments	(23,381)	10,638
Reclassifications from Accumulated Other Comprehensive Items, net	(2,528)	(5,054)
Total Other Comprehensive (Loss) Income:	(17,475)	(16,323)
Comprehensive Income (Loss)	60,506	141,746
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,637	1,994
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$58,869	$139,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2024	$(132,749)	293,298,465	$2,933	$4,555,883	$(4,230,599)	$(461,091)	$125	$184,861
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	32,928	126,800	1	32,927	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(1,036)	—	—	(54,446)	—	—	53,410	(113,964)
Parent cash dividends declared	(211,463)	—	—	—	(211,463)	—	—	—
Other comprehensive Income (loss)	72,580	—	—	—	—	72,580	—	421
Net (loss) income	(33,620)	—	—	—	(33,620)	—	—	(45)
Noncontrolling interests equity contributions and related costs	170,952	—	—	67,882	—	—	103,070	—
Noncontrolling interests dividends	—	—	—	—	—	—	—	(736)
Balance, September 30, 2024	$(102,408)	293,425,265	$2,934	$4,602,246	$(4,475,682)	$(388,511)	$156,605	$70,537

NINE MONTHS ENDED SEPTEMBER 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2023	$211,773	292,142,739	$2,921	$4,533,691	$(3,953,808)	$(371,156)	$125	$177,947
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	54,710	1,282,526	13	54,697	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(614)	—	—	(54,024)	—	—	53,410	(107,102)
Parent cash dividends declared	(598,098)	—	—	—	(598,098)	—	—	—
Other comprehensive (loss) income	(17,355)	—	—	—	—	(17,355)	—	(120)
Net income (loss)	76,224	—	—	—	76,224	—	—	1,757
Noncontrolling interests equity contributions and related costs	170,952	—	—	67,882	—	—	103,070	—
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,945)
Balance, September 30, 2024	$(102,408)	293,425,265	$2,934	$4,602,246	$(4,475,682)	$(388,511)	$156,605	$70,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2023	$416,343	291,824,958	$2,918	$4,488,492	$(3,692,948)	$(382,244)	$125	$104,059
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	20,293	102,449	1	20,292	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(400)	—	—	(400)	—	—	—	—
Parent cash dividends declared	(188,889)	—	—	—	(188,889)	—	—	—
Other comprehensive (loss) income	(75,759)	—	—	—	—	(75,759)	—	(752)
Net income (loss)	91,043	—	—	—	91,043	—	—	348
Noncontrolling interests dividends	—	—	—	—	—	—	—	(905)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	60,520
Balance, September 30, 2023	$262,631	291,927,407	$2,919	$4,508,384	$(3,790,794)	$(458,003)	$125	$163,270

NINE MONTHS ENDED SEPTEMBER 30, 2023
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	39,393	1,097,111	11	39,382	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	967	—	—	967	—	—	—	(1,367)
Parent cash dividends declared	(554,274)	—	—	—	(554,274)	—	—	—
Other comprehensive (loss) income	(16,000)	—	—	—	—	(16,000)	—	(323)
Net income (loss)	155,752	—	—	—	155,752	—	—	2,317
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	9,900
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,937)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	60,520
Balance, September 30, 2023	$262,631	291,927,407	$2,919	$4,508,384	$(3,790,794)	$(458,003)	$125	$163,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$77,981	$158,069
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	466,905	387,327
Amortization (includes amortization of deferred financing costs and discounts of $18,909 and $13,580 for the nine months ended September 30, 2024 and 2023, respectively)	218,300	202,471
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	4,117	5,206
Stock-based compensation expense	73,491	53,195
(Benefit) provision for deferred income taxes	(9,012)	(7,727)
Loss on early extinguishment of debt	5,417	—
Loss (gain) on disposal/write-down of property, plant and equipment, net	8,270	(18,982)
Loss associated with the Clutter Acquisition	—	38,000
Foreign currency transactions and other, net	100,436	55,768
(Increase) decrease in assets	(45,677)	(6,889)
(Decrease) increase in liabilities	(135,100)	(200,064)
Cash Flows from Operating Activities	765,128	666,374
Cash Flows from Investing Activities:
Capital expenditures	(1,173,968)	(962,294)
Cash paid for acquisitions, net of cash acquired	(174,445)	(33,932)
Acquisition of customer intangibles	(5,820)	(5,799)
Contract costs	(84,112)	(61,960)
Investments in joint ventures and other investments, net	(9,834)	(15,830)
Proceeds from sales of property and equipment and other, net	6,350	44,732
Cash Flows from Investing Activities	(1,441,829)	(1,035,083)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(8,974,574)	(13,654,869)
Proceeds from revolving credit facility, term loan facilities and other debt	10,247,884	13,630,522
Net proceeds from sale of senior note	—	990,000
Debt financing and equity contribution from noncontrolling interests	178,616	9,900
Equity distribution to noncontrolling interests	(1,945)	(2,937)
Repurchase of noncontrolling interest	(35,203)	—
Parent cash dividends	(579,494)	(547,667)
Payment of deferred purchase obligation	(158,677)	—
Net (payments) proceeds associated with employee stock-based awards	(18,781)	(13,802)
Other, net	(18,625)	(7,275)
Cash Flows from Financing Activities	639,201	403,872
Effect of Exchange Rates on Cash and Cash Equivalents	(16,774)	(6,458)
(Decrease) Increase in Cash and Cash Equivalents	(54,274)	28,705
Cash and Cash Equivalents, Beginning of Period	222,789	141,797
Cash and Cash Equivalents, End of Period	$168,515	$170,502
Supplemental Information:
Cash Paid for Interest	$644,301	$470,273
Cash Paid for Income Taxes, Net	$68,135	$74,948
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$129,109	$104,613
Accrued Capital Expenditures	$241,240	$176,596
Deferred Purchase Obligations and Other Deferred Payments	$260,813	$4,786
Dividends Payable	$220,996	$200,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	8

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the nine months ended September 30, 2024 is as follows:

Balance as of December 31, 2023	$74,762
Credit memos charged to revenue	73,762
Allowance for bad debts charged to expense	37,668
Deductions and other(1)	(102,002)
Balance as of September 30, 2024	$84,190
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2024 and December 31, 2023 are as follows:

DESCRIPTION	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Assets:
Operating lease right-of-use assets	$2,591,238	$2,696,024
Financing lease right-of-use assets, net of accumulated depreciation(1)	367,500	304,600
Liabilities:
Current
Operating lease liabilities	$315,093	$291,795
Financing lease liabilities(1)	50,455	39,089
Long-term
Operating lease liabilities	$2,438,905	$2,562,394
Financing lease liabilities(1)	363,155	310,776
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and nine months ended September 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2024	2023	2024	2023
Operating lease cost(1)	$168,308	$172,040	$512,789	$489,153
Financing lease cost:
Depreciation of financing lease right-of-use assets	$13,907	$11,004	$36,929	$31,214
Interest expense for financing lease liabilities	5,593	4,843	16,031	13,600
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $42,785 and $120,473 for the three and nine months ended September 30, 2024, respectively, and $34,866 and $100,864 for the three and nine months ended September 30, 2023, respectively.
Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2024 and 2023 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2024	2023
Operating cash flows used in operating leases	$355,509	$334,806
Operating cash flows used in financing leases (interest)	16,031	13,600
Financing cash flows used in financing leases	41,079	35,124
NON-CASH ITEMS:
Operating lease modifications and reassessments	$9,536	$65,874
New operating leases (including acquisitions and sale-leaseback transactions)	97,708	234,194

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	10

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
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 9) for the nine months ended September 30, 2024 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2023	$3,911,945	$478,930	$627,037	$5,017,912
Tax deductible goodwill acquired during the period	—	—	131,790	131,790
Non-tax deductible goodwill acquired during the period	—	—	36,499	36,499
Fair value and other adjustments	984	(186)	(186)	612
Currency effects	9,686	1,062	899	11,647
Goodwill balance, net of accumulated amortization, as of September 30, 2024	$3,922,615	$479,806	$796,039	$5,198,460
Accumulated goodwill impairment balance as of September 30, 2024	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2024 and December 31, 2023 are as follows:

		FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AT SEPTEMBER 30, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$17,581	$—	$17,581	$—
Time Deposits	30,462	—	30,462	—
Trading Securities	8,013	6,283	1,730	—
Derivative Liabilities	29,824	—	29,824	—
Deferred Purchase Obligations(1)	117,050	—	—	117,050

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$66,008	$—	$66,008	$—
Time Deposits	15,913	—	15,913	—
Trading Securities	9,952	6,149	3,803	—
Derivative Assets	6,359	—	6,359	—
Derivative Liabilities	5,769	—	5,769	—
Deferred Purchase Obligations(1)	208,265	—	—	208,265
(1)Primarily relates to the fair values of the deferred purchase obligations associated with the ITRenew Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) and the Regency Transaction (as defined in Note 3).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2023 through September 30, 2024:

Balance as of December 31, 2023	$208,265
Additions	63,700
Payments	(158,677)
Other changes, including accretion	3,762
Balance as of September 30, 2024	$117,050
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
There were no material items that were measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023 other than (i) those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report and (ii) assets acquired and liabilities assumed through our acquisitions that occurred during the nine months ended September 30, 2024 (see Note 3), both of which are based on Level 3 inputs.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and nine months ended September 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2024			THREE MONTHS ENDED SEPTEMBER 30, 2023
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(471,935)	$10,844	$(461,091)	$(396,677)	$14,433	$(382,244)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	106,861	—	106,861	(79,416)	—	(79,416)
Change in fair value of derivative instruments	—	(34,281)	(34,281)	—	6,184	6,184
Reclassifications from accumulated other comprehensive items, net	—	—	—	—	(2,527)	(2,527)
Total other comprehensive income (loss)	106,861	(34,281)	72,580	(79,416)	3,657	(75,759)
End of Period	$(365,074)	$(23,437)	$(388,511)	$(476,093)	$18,090	$(458,003)

	NINE MONTHS ENDED SEPTEMBER 30, 2024			NINE MONTHS ENDED SEPTEMBER 30, 2023
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(373,628)	$2,472	$(371,156)	$(454,509)	$12,506	$(442,003)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	8,554	—	8,554	(21,584)	—	(21,584)
Change in fair value of derivative instruments	—	(23,381)	(23,381)	—	10,638	10,638
Reclassifications from accumulated other comprehensive items, net	—	(2,528)	(2,528)	—	(5,054)	(5,054)
Total other comprehensive income (loss)	8,554	(25,909)	(17,355)	(21,584)	5,584	(16,000)
End of Period	$(365,074)	$(23,437)	$(388,511)	$(476,093)	$18,090	$(458,003)
G. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to fulfill or obtain customer contracts (collectively, "Contract Costs"). Contract Costs as of September 30, 2024 and December 31, 2023 are as follows:

	SEPTEMBER 30, 2024			DECEMBER 31, 2023
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$84,021	$(40,865)	$43,156	$76,150	$(39,617)	$36,533
Commissions asset	190,432	(72,480)	117,952	156,639	(64,279)	92,360

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Deferred revenue - Current	Deferred revenue	$294,545	$325,665
Deferred revenue - Long-term	Other Long-term Liabilities	85,795	100,770
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification 842, Leases. Storage rental revenue associated with our Global Data Center Business for the three and nine months ended September 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Storage rental revenue	$150,796	$123,655	$438,221	$342,080
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and nine months ended September 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Stock-based compensation expense	$29,563	$18,313	$73,491	$53,195
During the nine months ended September 30, 2024, we granted approximately 83,100 stock options, 670,900 RSUs and 453,000 PUs under the 2014 Plan (as defined in Note 2.t to Notes to Consolidated Financial Statements included in our Annual Report).
As of September 30, 2024, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $78,844.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	14

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
Acquisition and Integration Costs for the three and nine months ended September 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Acquisition and Integration Costs	$11,262	$9,909	$28,573	$13,015
J. LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three and nine months ended September 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023(1)
Loss (gain) on disposal/write-down of property, plant and equipment, net	$5,091	$(4,416)	$8,270	$(18,982)
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
K. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and nine months ended September 30, 2024 and 2023 consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2024	2023	2024	2023
Foreign currency transaction losses (gains), net(1)(2)	$46,657	$(29,310)	$31,291	$177
Debt extinguishment expense	5,417	—	5,417	—
Other, net(3)(4)	34,288	13,039	42,957	67,702
Other Expense (Income), Net	$86,362	$(16,271)	$79,665	$67,879
(1)The losses for the three and nine months ended September 30, 2024 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)The gains for the three months ended September 30, 2023 primarily consist of the impact of changes in the exchange rate of the British pound sterling against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(3)Other, net for the three and nine months ended September 30, 2024 primarily consists of approximately $29,200 in charges associated with the agreement to purchase the remaining interest in the Web Werks JV (as defined and discussed in Note 3) as well as losses on our equity method investments and the change in value of our deferred purchase obligations.
(4)Other, net for the nine months ended September 30, 2023 primarily consists of a loss of approximately $38,000 associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV (as defined and discussed in Note 10) as well as losses on our equity method investments and the change in value of our deferred purchase obligations.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024(1)	2023(2)	2024(1)	2023(2)
Effective Tax Rate	58.3%	9.8%	35.2%	16.4%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2024 were the lack of tax benefits recognized for the year to date ordinary losses of certain entities, the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, we recorded gains and losses in Other expense (income), net during the period, for which there was no tax impact.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2023 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, we recorded gains and losses in Other expense (income), net during the period, for which there was no tax impact.
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Net (Loss) Income	$(33,665)	$91,391	$77,981	$158,069
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(45)	348	1,757	2,317
Net (Loss) Income Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$(33,620)	$91,043	$76,224	$155,752
Weighted-average shares—basic	293,603,000	292,148,000	293,229,000	291,805,000
Effect of dilutive potential stock options	—	1,592,000	2,143,000	1,376,000
Effect of dilutive potential RSUs and PUs	—	529,000	540,000	434,000
Weighted-average shares—diluted	293,603,000	294,269,000	295,912,000	293,615,000
Net (Loss) Income Per Share Attributable to Iron Mountain Incorporated:
Basic	$(0.11)	$0.31	$0.26	$0.53
Diluted	$(0.11)	$0.31	$0.26	$0.53
Antidilutive stock options, RSUs and PUs excluded from the calculation	3,083,222	16,820	293,457	106,561

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
WISETEK
On September 20, 2024, in order to further expand our asset lifecycle management ("ALM") business, we acquired 100% of Wisetek Solutions Limited ("Wisetek"), an information technology ("IT") asset disposition services provider offering services across the globe with operations facilities in the United States, Ireland, the United Kingdom and Thailand, for (i) cash consideration of approximately 46,600 Euros (or approximately $51,900, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition), subject to adjustments, and (ii) up to 4,200 Euros (or approximately $4,700, based upon the exchange rate between the Euro and the United States dollar as of September 30, 2024) of additional consideration, payable based on the achievement of certain gross profit targets through September 2026.
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200,000, subject to certain working capital adjustments at, and subsequent to, the closing, with $125,000 paid at closing, funded by borrowings under the Revolving Credit Facility (as defined in Note 6), and the remaining $75,000 (the “January 2025 Payment”) to be paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200,000 based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned (the “Regency Deferred Purchase Obligation”). The preliminary fair value estimate of the Regency Deferred Purchase Obligation as of the acquisition date was approximately $78,400. See Note 2.e. for details on the methodology used to establish the fair value. The fair value of the Regency Deferred Purchase Obligation is included as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheet at September 30, 2024. Subsequent increases or decreases in the fair value estimate of the Regency Deferred Purchase Obligation, as well as the accretion of the discount to present value, is included as a component of Other expense (income), net in our Condensed Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other.
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for our acquisitions closed during the nine months ended September 30, 2024 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2024
Cash Paid (gross of cash acquired)	$184,777
Deferred Purchase Obligations, Purchase Price Holdbacks and Other(1)	133,813
Total Consideration	318,590
Fair Value of Identifiable Assets Acquired(2)	212,826
Fair Value of Identifiable Liabilities Acquired	(62,525)
Goodwill Initially Recorded(3)	$168,289
(1)Consists of the acquisition-date fair values of the Regency Deferred Purchase Obligation and the January 2025 Payment.
(2)Assets acquired include supplier relationship intangible assets, with a total fair value of approximately $131,000 and a weighted average life of approximately 18 years.
(3)Goodwill is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS (CONTINUED)
The preliminary purchase price allocations that are not finalized as of September 30, 2024 relate to the final assessment of the fair values of the assets acquired and the fair value of the deferred purchase obligation, which may differ materially from these preliminary estimates associated with the acquisitions closed during the nine months ended September 30, 2024. Any adjustments to our estimates of purchase price allocations will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Purchase price allocation adjustments recorded during the nine months ended September 30, 2024 were not material to our balance sheet or results from operations.
PRIOR YEAR ACQUISITION UPDATE
On July 1, 2024, we entered into an agreement with the minority shareholders of Web Werks India Private Limited to acquire the remaining approximately 36.61% interest in the Web Werks JV (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report) in two separate transactions. As a result of the agreement, during the three months ended September 30, 2024, we recognized a charge of approximately $29,200, which is included as a component of Other expense (income), net in our Condensed Consolidated Statements of Operations. On July 5, 2024, we completed the acquisition of an approximately 8.55% interest in the Web Werks JV (“Tranche I”) for approximately 3,000,000 Indian rupees (or approximately $35,000, based upon the exchange rate between the United States dollar and the Indian rupee on the closing date of Tranche I). Subsequent to the Tranche I payment, our ownership interest in the Web Werks JV is approximately 71.94%. In March 2025, we will be required to make an additional payment of approximately 9,600,000 Indian rupees (or approximately $114,600, based upon the exchange rate between the United States dollar and the Indian rupee as of September 30, 2024) to acquire the remaining approximately 28.06% interest in the Web Werks JV ("Tranche II"). As part of the Tranche II payment in March 2025, we may also make an incremental payment of approximately 1,000,000 Indian rupees (or approximately $11,900, based upon the exchange rate between the United States dollar and the Indian rupee as of September 30, 2024) (the "Incremental Payment") if certain infrastructure goals are achieved before December 31, 2024. The liability associated with Tranche II and our current estimate of the Incremental Payment is included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2024.
4. INVESTMENTS
JOINT VENTURE SUMMARY
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at September 30, 2024 and December 31, 2023 is as follows:

	SEPTEMBER 30, 2024		DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$65,219	20%	$57,874	20%

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	18

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
As of September 30, 2024 and December 31, 2023, we have approximately $1,354,000 and $520,000, respectively, in notional value outstanding on our interest rate swap agreements. As of September 30, 2024, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both September 30, 2024 and December 31, 2023, we have approximately $509,200 in notional value outstanding on cross-currency interest rate swaps. As of September 30, 2024, our cross-currency interest rate swaps have maturity dates ranging from August 2025 through February 2026.
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
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, by derivative instrument, are as follows:

	SEPTEMBER 30, 2024		DECEMBER 31, 2023
DERIVATIVE INSTRUMENTS(1)	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$—	$(25,053)	$1,601	$(3,273)
Net Investment Hedges(3)
Cross-currency swap agreements	—	(4,771)	4,758	(2,496)
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2024, $1,848 is included within Accrued expenses and other current liabilities and $27,976 is included within Other long-term liabilities. As of December 31, 2023, $6,359 is included within Other assets, $2,496 is included within Accrued expenses and other current liabilities and $3,273 is included within Other long-term liabilities.
(2)As of September 30, 2024, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $23,437.
(3)As of September 30, 2024, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $37,955, which include $42,726 related to the excluded component of our cross-currency swap agreements.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the three and nine months ended September 30, 2024 and 2023, by derivative instrument, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS	2024	2023	2024	2023
Cash Flow Hedges
Interest rate swap agreements	$(34,281)	$6,184	$(23,381)	$10,638
Net Investment Hedges
Cross-currency swap agreements	(18,480)	5,822	(7,033)	(15,685)
Cross-currency swap agreements (excluded component)	4,176	5,270	12,529	16,921
(Losses) gains recognized in Net income (loss) during the three and nine months ended September 30, 2024 and 2023, by derivative instrument, are as follows:

		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS	Location of (loss) gain	2024	2023	2024	2023
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$2,527	$2,528	$5,054
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(4,176)	(5,270)	(12,529)	(16,921)

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	SEPTEMBER 30, 2024				DECEMBER 31, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$1,005,000	$(3,763)	$1,001,237	$1,005,000	$—	$(4,621)	$(4,621)	$—
Term Loan A(1)	218,750	—	218,750	218,750	228,125	—	228,125	228,125
Term Loan B due 2026(1)	—	—	—	—	659,298	(2,498)	656,800	659,750
Term Loan B due 2031(1)	1,849,096	(15,462)	1,833,634	1,860,045	1,191,000	(13,026)	1,177,974	1,200,000
Virginia 3 Term Loans(2)	246,188	(3,336)	242,852	246,188	101,218	(4,641)	96,577	101,218
Virginia 4/5 Term Loans(2)	70,280	(3,483)	66,797	70,280	16,338	(5,892)	10,446	16,338
Virginia 6 Term Loans(3)	95,062	(5,106)	89,956	95,062	—	—	—	—
Australian Dollar Term Loan(2)	197,427	(336)	197,091	198,501	197,743	(482)	197,261	199,195
UK Bilateral Revolving Credit Facility(2)	187,431	(1,168)	186,263	187,431	178,239	—	178,239	178,239
GBP Notes(2)	535,518	(1,095)	534,423	527,239	509,254	(1,763)	507,491	489,108
4 7/8% Notes due 2027(2)	1,000,000	(4,266)	995,734	987,500	1,000,000	(5,332)	994,668	967,500
5 1/4% Notes due 2028(2)	825,000	(4,133)	820,867	818,813	825,000	(5,019)	819,981	800,250
5% Notes due 2028(2)	500,000	(2,773)	497,227	491,250	500,000	(3,316)	496,684	478,750
7% Notes due 2029(2)	1,000,000	(9,218)	990,782	1,037,500	1,000,000	(10,813)	989,187	1,027,500
4 7/8% Notes due 2029(2)	1,000,000	(7,233)	992,767	975,000	1,000,000	(8,318)	991,682	945,000
5 1/4% Notes due 2030(2)	1,300,000	(8,775)	1,291,225	1,280,500	1,300,000	(9,903)	1,290,097	1,241,500
4 1/2% Notes(2)	1,100,000	(7,985)	1,092,015	1,039,500	1,100,000	(8,917)	1,091,083	995,500
5% Notes due 2032(2)	750,000	(10,227)	739,773	721,875	750,000	(11,206)	738,794	684,375
5 5/8% Notes(2)	600,000	(4,549)	595,451	595,500	600,000	(4,985)	595,015	567,000
Real Estate Mortgages, Financing Lease Liabilities and Other	611,321	(1,922)	609,399	611,321	519,907	(403)	519,504	519,907
Accounts Receivable Securitization Program	386,500	(734)	385,766	386,500	358,500	(317)	358,183	358,183
Total Long-term Debt	13,477,573	(95,564)	13,382,009		12,034,622	(101,452)	11,933,170
Less Current Portion	(136,547)	—	(136,547)		(120,670)	—	(120,670)
Long-term Debt, Net of Current Portion	$13,341,026	$(95,564)	$13,245,462		$11,913,952	$(101,452)	$11,812,500
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B due 2031"). The Credit Agreement also included a second term loan B facility (the "Term Loan B due 2026") until its extinguishment in August 2024. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2024 was $1,237,020 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 7.0% as of September 30, 2024. Due to the discontinuance of the Canadian Dollar Offered Rate reference rate on June 28, 2024, the Credit Agreement was amended on June 7, 2024 to update the interest rate benchmark available for Canadian currency borrowings under our Revolving Credit Facility to the Canadian Overnight Repo Rate Average, effective July 1, 2024. All other material terms of the Revolving Credit Facility remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)The fair value (Level 2 of the fair value hierarchy described at Note 2.e.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2024).

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
CREDIT AGREEMENT
On July 2, 2024, we amended the Credit Agreement, which resulted in (i) an increase in the principal amount of the Term Loan B due 2031 from approximately $1,194,000 to approximately $1,806,700, (ii) a decrease in the interest rate of the Term Loan B due 2031 from SOFR plus 2.25% to SOFR plus 2.00% and (iii) a decrease in the principal amount of our Term Loan B due 2026 from approximately $656,300 to approximately $53,400. We paid original issue discount fees of approximately $4,300 in connection with this amendment. On August 19, 2024, we repaid the remaining approximately $53,400 principal balance of the Term Loan B due 2026 and amended the Credit Agreement to increase the principal amount of the Term Loan B due 2031 from approximately $1,806,700 to approximately $1,860,000. As a result of these amendments, we recorded a charge to Other expense (income), net related to the extinguishment of debt.
Quarterly principal payments of approximately $4,700 on the Term Loan B due 2031 commenced in September 2024. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
VIRGINIA CREDIT AGREEMENTS
As our Global Data Center business continues to expand, we have entered into credit agreements in order to partially finance the construction of various data centers. During the second quarter of 2024, we entered into two new agreements. These agreements primarily consist of the following term loan facilities:

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF SEPTEMBER 30, 2024	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE	UNUSED COMMITMENT FEE	MATURITY DATE(1)
Virginia 6 Term Loans(2)	$210,000	$95,062	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
Virginia 7 Term Loans(3)	300,000	—	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
(1)All obligations will become due on the specified maturity dates. Each agreement includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
(2)On May 3, 2024, Iron Mountain Data Centers Virginia 6, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 6 Credit Agreement"). The Virginia 6 Credit Agreement consists of a term loan facility (the "Virginia 6 Term Loans") and a letter of credit facility. The Virginia 6 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 6, LLC. As of September 30, 2024, the interest rate in effect under the Virginia 6 Credit Agreement was 4.9%.
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

UK BILATERAL REVOLVING CREDIT FACILITY	MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 INTEREST RATE 7.0% As of September 30, 2024
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140,000 British pounds sterling, which was fully drawn as of September 30, 2024. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility.

On September 10, 2024, the UK Borrowers amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2025 to September 24, 2026. All other material terms of the UK Bilateral Revolving Credit Facility remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	22

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
MAXIMUM AMOUNT $400,000 OUTSTANDING BORROWING $386,500 INTEREST RATE 5.9% As of September 30, 2024

LETTERS OF CREDIT
As of September 30, 2024, we have outstanding letters of credit totaling $79,530, of which $7,980 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2024 and July 2025.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR") based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $14,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangement.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
In fiscal year 2023 and the nine months ended September 30, 2024, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 23, 2023	$0.6185	March 15, 2023	$180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
August 3, 2023	0.6500	September 15, 2023	189,730	October 5, 2023
November 2, 2023	0.6500	December 15, 2023	189,886	January 4, 2024
February 22, 2024	0.6500	March 15, 2024	190,506	April 4, 2024
May 2, 2024	0.6500	June 17, 2024	190,643	July 5, 2024
August 1, 2024	0.7150	September 16, 2024	209,776	October 3, 2024
On November 6, 2024, we declared a dividend to our stockholders of record as of December 16, 2024 of $0.715 per share, payable on January 7, 2025.
NONCONTROLLING INTERESTS
Our data center operations include two joint ventures which are consolidated within our Global Data Center Business segment as we have concluded we have control over the joint ventures.
During the quarter ended September 30, 2024, a put option available to our partner in our Iron Mountain Data Centers Virginia 4/5 JV, LP joint venture expired, triggering a change in the presentation of the related noncontrolling interest. The noncontrolling interest of approximately $53,400 was previously presented as Redeemable noncontrolling interests in our Consolidated Balance Sheets and is now presented as Noncontrolling interests within stockholders’ equity in our Condensed Consolidated Balance Sheet at September 30, 2024.
During the quarter ended September 30, 2024, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 6/7 JV, LLC joint venture, which resulted in Noncontrolling interests of approximately $103,100 in our Condensed Consolidated Balance Sheet at September 30, 2024.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	24

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
The operations associated with acquisitions completed during the first nine months of 2024 have been incorporated into Corporate and Other.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Global RIM Business
Total Revenues	$1,260,358	$1,182,652	$3,721,092	$3,469,045
Adjusted EBITDA	568,994	516,548	1,644,004	1,493,394
Global Data Center Business
Total Revenues	$153,206	$127,535	$449,845	$357,873
Adjusted EBITDA	66,796	53,216	194,381	157,660
Corporate and Other
Total Revenues	$143,794	$77,988	$397,693	$233,542
Adjusted EBITDA	(67,677)	(69,802)	(207,056)	(214,626)
Total Consolidated
Total Revenues	$1,557,358	$1,388,175	$4,568,630	$4,060,460
Adjusted EBITDA	568,113	499,962	1,631,329	1,436,428

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Adjusted EBITDA for each segment is defined as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense •Intangible impairments

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Net (Loss) Income to Adjusted EBITDA on a consolidated basis for the three and nine months ended September 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Net (Loss) Income	$(33,665)	$91,391	$77,981	$158,069
Add/(Deduct):
Interest expense, net	186,067	152,801	527,107	434,148
Provision (benefit) for income taxes	12,400	9,912	42,328	30,925
Depreciation and amortization	232,240	198,757	666,296	576,218
Acquisition and Integration Costs	11,262	9,909	28,573	13,015
Restructuring and other transformation	37,282	38,861	124,562	121,362
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	5,091	(4,416)	8,270	(18,982)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	85,532	(17,626)	76,954	58,559
Stock-based compensation expense	29,563	18,313	73,491	53,195
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,341	2,060	5,767	9,919
Adjusted EBITDA	$568,113	$499,962	$1,631,329	$1,436,428

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	26

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Segment revenue by product and service lines for the three and nine months ended September 30, 2024 and 2023 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Global RIM Business
Records Management(1)	$990,333	$926,424	$2,901,465	$2,693,046
Data Management(1)	127,583	128,191	390,706	388,036
Information Destruction(1)(2)	142,442	128,037	428,921	387,963
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	153,206	127,535	449,845	357,873
Corporate and Other
Records Management(1)	$41,460	$36,092	$121,528	$107,849
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	102,334	41,896	276,165	125,693
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$1,031,793	$962,516	$3,022,993	$2,800,895
Data Management(1)	127,583	128,191	390,706	388,036
Information Destruction(1)(2)(3)	244,776	169,933	705,086	513,656
Data Center(1)	153,206	127,535	449,845	357,873
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service related, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from our ALM business.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	27

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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and nine months ended September 30, 2024 and 2023 is as follows (approximately):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Frankfurt JV Agreements(1)	$200	$—	$2,700	$1,700
Clutter Agreement(2)	—	—	—	13,000
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
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023, and from the inception of Project Matterhorn through September 30, 2024, is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM THE INCEPTION OF PROJECT MATTERHORN THROUGH SEPTEMBER 30, 2024
	2024	2023	2024	2023
Restructuring	$11,556	$11,744	$38,618	$39,828	$109,229
Other transformation	25,726	27,117	85,944	81,534	232,481
Restructuring and other transformation	$37,282	$38,861	$124,562	$121,362	$341,710

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	28

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment, for the three and nine months ended September 30, 2024 and 2023, and from the inception of Project Matterhorn through September 30, 2024, is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM THE INCEPTION OF PROJECT MATTERHORN THROUGH SEPTEMBER 30, 2024
	2024	2023	2024	2023
Global RIM Business	$10,731	$9,787	$33,515	$34,312	$93,320
Global Data Center Business	—	4	2,576	82	3,096
Corporate and Other	825	1,953	2,527	5,434	12,813
Total restructuring costs	$11,556	$11,744	$38,618	$39,828	$109,229
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statement of Operations, by segment, for the three and nine months ended September 30, 2024 and 2023, and from the inception of Project Matterhorn through September 30, 2024, is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM THE INCEPTION OF PROJECT MATTERHORN THROUGH SEPTEMBER 30, 2024
	2024	2023	2024	2023
Global RIM Business	$10,799	$10,572	$30,143	$19,015	$62,413
Global Data Center Business	1,292	580	3,955	1,948	8,977
Corporate and Other	13,635	15,965	51,846	60,571	161,091
Total other transformation costs	$25,726	$27,117	$85,944	$81,534	$232,481
The rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, for December 31, 2023 through September 30, 2024, is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2023	$10,731	$24,854	$35,585
Amount accrued	38,618	85,944	124,562
Payments	(41,991)	(96,464)	(138,455)
Balance as of September 30, 2024	$7,358	$14,334	$21,692

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	29

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2024, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 22, 2024 (our "Annual Report").
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

Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	30

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2024 within each section. Trends and changes that are consistent for both the three and nine month periods are not repeated and are discussed on a year to date basis only.
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
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth for the remainder of 2024 and into 2025 to benefit from our new and existing digital offerings and asset lifecycle management ("ALM") business, as well as our traditional services.
•We expect continued total revenue and Adjusted EBITDA growth for the remainder of 2024 and into 2025 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the nine months ended September 30, 2024 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

13%
Product Cost of Sales and Other
39%
Labor
7%
Transportation
41%
Facilities

27%
Sales, Marketing and Account Management
73%
General, Administrative and Other

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	31

Part I. Financial Information

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below) •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense •Intangible impairments

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Net (Loss) Income	$(33,665)	$91,391	$77,981	$158,069
Add/(Deduct):
Interest expense, net	186,067	152,801	527,107	434,148
Provision (benefit) for income taxes	12,400	9,912	42,328	30,925
Depreciation and amortization	232,240	198,757	666,296	576,218
Acquisition and Integration Costs(1)	11,262	9,909	28,573	13,015
Restructuring and other transformation	37,282	38,861	124,562	121,362
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	5,091	(4,416)	8,270	(18,982)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	85,532	(17,626)	76,954	58,559
Stock-based compensation expense	29,563	18,313	73,491	53,195
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,341	2,060	5,767	9,919
Adjusted EBITDA	$568,113	$499,962	$1,631,329	$1,436,428
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

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	32

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
•Non-cash amortization related to derivative instruments
•Tax impact of reconciling items and discrete tax items
•Amortization related to the write-off of certain customer relationship intangible assets

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Reported EPS—Fully Diluted from Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.11)	$0.31	$0.26	$0.53
Add/(Deduct):
Acquisition and Integration Costs	0.04	0.03	0.10	0.04
Restructuring and other transformation	0.13	0.13	0.42	0.41
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.02	(0.02)	0.03	(0.06)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.29	(0.06)	0.26	0.20
Stock-based compensation expense	0.10	0.06	0.25	0.18
Non-cash amortization related to derivative instruments	0.01	0.02	0.04	0.06
Tax impact of reconciling items and discrete tax items(1)	(0.04)	(0.03)	(0.08)	(0.09)
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.44	$0.45	$1.28	$1.28
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2024 and 2023 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2024 and 2023 was 15.1% and 13.3%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	33

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
•Intangible impairments
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Net (Loss) Income	$(33,665)	$91,391	$77,981	$158,069
Add/(Deduct):
Real estate depreciation	93,864	80,430	275,208	238,117
Loss (gain) on sale of real estate, net of tax	531	750	(84)	(16,849)
Data center lease-based intangible assets amortization	5,604	7,482	16,751	18,518
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,422	679	2,975	1,373
FFO (Nareit)	67,756	180,732	372,831	399,228
Add/(Deduct):
Acquisition and Integration Costs	11,262	9,909	28,573	13,015
Restructuring and other transformation	37,282	38,861	124,562	121,362
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	4,554	(5,116)	8,583	(1,983)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	85,532	(17,626)	76,954	58,559
Stock-based compensation expense	29,563	18,313	73,491	53,195
Non-cash amortization related to derivative instruments	4,176	5,270	12,529	16,921
Real estate financing lease depreciation	3,692	3,001	9,914	8,997
Tax impact of reconciling items and discrete tax items(2)	(10,465)	(10,220)	(24,992)	(26,825)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(83)	(44)	(92)	(319)
FFO (Normalized)	$233,269	$223,080	$682,353	$642,150
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net (loss) income before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $0.4 million and ($0.1 million) for the three and nine months ended September 30, 2024, respectively, and $(7.2) million and $(12.7) million for the three and nine months ended September 30, 2023, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	34

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Revenues	$1,557,358	$1,388,175	$169,183	12.2%
Operating Expenses	1,306,194	1,150,342	155,852	13.5%
Operating Income	251,164	237,833	13,331	5.6%
Other Expenses, Net	284,829	146,442	138,387	94.5%
Net (Loss) Income	(33,665)	91,391	(125,056)	(136.8)%
Net (Loss) Income Attributable to Noncontrolling Interests	(45)	348	(393)	(112.9)%
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(33,620)	$91,043	$(124,663)	(136.9)%
Adjusted EBITDA(1)	$568,113	$499,962	$68,151	13.6%
Adjusted EBITDA Margin(1)	36.5%	36.0%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Revenues	$4,568,630	$4,060,460	$508,170	12.5%
Operating Expenses	3,841,549	3,369,439	472,110	14.0%
Operating Income	727,081	691,021	36,060	5.2%
Other Expenses, Net	649,100	532,952	116,148	21.8%
Net Income (Loss)	77,981	158,069	(80,088)	(50.7)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,757	2,317	(560)	(24.2)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$76,224	$155,752	$(79,528)	(51.1)%
Adjusted EBITDA(1)	$1,631,329	$1,436,428	$194,901	13.6%
Adjusted EBITDA Margin(1)	35.7%	35.4%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	35

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$935,701	$858,656	$77,045	9.0%	9.3%	9.3%	—%
Service	621,657	529,519	92,138	17.4%	17.6%	10.0%	7.6%
Total Revenues	$1,557,358	$1,388,175	$169,183	12.2%	12.5%	9.5%	3.0%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$2,740,289	$2,499,501	$240,788	9.6%	9.9%	9.0%	0.9%
Service	1,828,341	1,560,959	267,382	17.1%	17.4%	9.7%	7.7%
Total Revenues	$4,568,630	$4,060,460	$508,170	12.5%	12.8%	9.2%	3.6%
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
TOTAL REVENUES
For the nine months ended September 30, 2024, the increase in reported revenue was driven by reported storage rental revenue growth and reported service revenue growth.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 include the following:

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
•an increase of $103.0 million due to our recent acquisition of Regency Technologies.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	36

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
Labor	$264,499	$224,623	$39,876	17.8%	18.3%	17.0%	16.2%	0.8%
Facilities	279,043	259,633	19,410	7.5%	7.5%	17.9%	18.7%	(0.8)%
Transportation	44,236	39,146	5,090	13.0%	12.8%	2.8%	2.8%	—%
Product Cost of Sales and Other	90,612	68,799	21,813	31.7%	32.1%	5.8%	5.0%	0.8%
Total Cost of sales	$678,390	$592,201	$86,189	14.6%	14.8%	43.6%	42.7%	0.9%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
Labor	$779,998	$668,552	$111,446	16.7%	17.0%	17.1%	16.5%	0.6%
Facilities	832,187	755,858	76,329	10.1%	10.2%	18.2%	18.6%	(0.4)%
Transportation	134,539	120,268	14,271	11.9%	12.2%	2.9%	3.0%	(0.1)%
Product Cost of Sales and Other	260,892	211,793	49,099	23.2%	23.6%	5.7%	5.2%	0.5%
Total Cost of sales	$2,007,616	$1,756,471	$251,145	14.3%	14.5%	43.9%	43.3%	0.6%
Primary factors influencing the change in reported Cost of sales for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business, and the impact of recent acquisitions;
•an increase in facilities expenses driven by increases in rent expense, utilities, real estate taxes and building maintenance costs;
•an increase in transportation expenses in our ALM business primarily driven by our recent acquisition of Regency Technologies; and
•an increase in product cost of sales in our ALM business as a result of higher product volumes and our recent acquisition of Regency Technologies.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	37

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
General, Administrative and Other	$252,463	$225,058	$27,405	12.2%	12.7%	16.2%	16.2%	—%
Sales, Marketing and Account Management	89,466	89,972	(506)	(0.6)%	(0.4)%	5.7%	6.5%	(0.8)%
Total Selling, general and administrative expenses	$341,929	$315,030	$26,899	8.5%	8.9%	22.0%	22.7%	(0.7)%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
General, Administrative and Other	$738,075	$650,046	$88,029	13.5%	14.0%	16.2%	16.0%	0.2%
Sales, Marketing and Account Management	268,157	271,309	(3,152)	(1.2)%	(1.0)%	5.9%	6.7%	(0.8)%
Total Selling, general and administrative expenses	$1,006,232	$921,355	$84,877	9.2%	9.6%	22.0%	22.7%	(0.7)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher bonus compensation accruals, recent acquisitions, professional fees and IT costs; and
•a decrease in sales, marketing and account management expenses, driven by lower compensation expense, primarily related to a reduction in headcount.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $79.6 million, or 20.5%, for the nine months ended September 30, 2024 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $10.5 million, or 5.6%, for the nine months ended September 30, 2024 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the nine months ended September 30, 2024 and 2023 were approximately $28.6 million and $13.0 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the nine months ended September 30, 2024 and 2023 were $124.6 million and $121.4 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2024 and 2023 was approximately $8.3 million and $(19.0) million, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	38

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $93.0 million to $527.1 million in the nine months ended September 30, 2024 from $434.1 million in the prior year period. The increase is primarily due to higher average debt outstanding during the nine months ended September 30, 2024 compared to the prior year period as well as an increase in our weighted average interest rate. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.7% and 5.5% at September 30, 2024 and 2023, respectively. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and nine months ended September 30, 2024 and 2023 consists of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE
DESCRIPTION	2024	2023		2024	2023
Foreign currency transaction losses (gains), net(1)	$46,657	$(29,310)	$75,967	$31,291	$177	$31,114
Debt extinguishment expense	5,417	—	5,417	5,417	—	5,417
Other, net(2)	34,288	13,039	21,249	42,957	67,702	(24,745)
Other Expense (Income), Net	$86,362	$(16,271)	$102,633	$79,665	$67,879	$11,786
(1)The losses for the three and nine months ended September 30, 2024 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three and nine months ended September 30, 2024 primarily consists of approximately $29.2 million in charges associated with the agreement to purchase the remaining interest in the Web Werks JV (as defined and discussed below) as well as losses on our equity method investments and the change in value of our deferred purchase obligations.
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Effective Tax Rate	58.3%	9.8%	35.2%	16.4%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2024 were the lack of tax benefits recognized for the year to date ordinary losses of certain entities, the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject. In addition, we recorded gains and losses in Other expense (income), net during the period, for which there was no tax impact.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	39

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Net (Loss) Income	$(33,665)	$91,391	$(125,056)	(136.8)%
Net (Loss) Income as a percentage of Revenue	(2.2)%	6.6%
Adjusted EBITDA	$568,113	$499,962	$68,151	13.6%
Adjusted EBITDA Margin	36.5%	36.0%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Net Income (Loss)	$77,981	$158,069	$(80,088)	(50.7)%
Net Income (Loss) as a percentage of Revenue	1.7%	3.9%
Adjusted EBITDA	$1,631,329	$1,436,428	$194,901	13.6%
Adjusted EBITDA Margin	35.7%	35.4%

Adjusted EBITDA Margin for the nine months ended September 30, 2024 increased 30 basis points from the same prior year period driven by favorable overhead management, offset by a decline in gross profit margin due to revenue mix.
↑ INCREASED BY $194.9 MILLION OR 13.6% Adjusted EBITDA

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	40

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$767,780	$719,560	$48,220	6.7%	7.2%	7.2%	—%
Service	492,578	463,092	29,486	6.4%	6.6%	6.6%	—%
Segment Revenue	$1,260,358	$1,182,652	$77,706	6.6%	7.0%	7.0%	—%
Segment Adjusted EBITDA	$568,994	$516,548	$52,446
Segment Adjusted EBITDA Margin	45.1%	43.7%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$2,253,122	$2,111,240	$141,882	6.7%	7.1%	6.6%	0.5%
Service	1,467,970	1,357,805	110,165	8.1%	8.4%	7.9%	0.5%
Segment Revenue	$3,721,092	$3,469,045	$252,047	7.3%	7.6%	7.2%	0.4%
Segment Adjusted EBITDA	$1,644,004	$1,493,394	$150,610
Segment Adjusted EBITDA Margin	44.2%	43.0%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the nine months ended September 30, 2024 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business; and
•a 120 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	41

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$150,796	$123,655	$27,141	21.9%	21.4%	21.4%	—%
Service	2,410	3,880	(1,470)	(37.9)%	(37.6)%	(37.6)%	—%
Segment Revenue	$153,206	$127,535	$25,671	20.1%	19.6%	19.6%	—%
Segment Adjusted EBITDA	$66,796	$53,216	$13,580
Segment Adjusted EBITDA Margin	43.6%	41.7%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$438,221	$342,080	$96,141	28.1%	27.7%	23.8%	3.9%
Service	11,624	15,793	(4,169)	(26.4)%	(26.5)%	(26.5)%	—%
Segment Revenue	$449,845	$357,873	$91,972	25.7%	25.4%	21.6%	3.8%
Segment Adjusted EBITDA	$194,381	$157,660	$36,721
Segment Adjusted EBITDA Margin	43.2%	44.1%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the nine months ended September 30, 2024 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first nine months of 2024 and in prior periods, improved pricing and increased usage of pass-through power, partially offset by churn of approximately 260 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 90 basis point decrease in Adjusted EBITDA Margin reflecting increased usage of pass-through power and higher overhead costs.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	42

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$17,125	$15,441	$1,684	10.9%	10.5%	8.8%	1.7%
Service	126,669	62,547	64,122	102.5%	102.0%	37.9%	64.1%
Revenue	$143,794	$77,988	$65,806	84.4%	83.9%	32.1%	51.8%
Adjusted EBITDA	$(67,677)	$(69,802)	$2,125

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2024	2023
Storage Rental	$48,946	$46,181	$2,765	6.0%	5.5%	3.3%	2.2%
Service	348,747	187,361	161,386	86.1%	85.7%	25.3%	60.4%
Revenue	$397,693	$233,542	$164,151	70.3%	69.8%	20.9%	48.9%
Adjusted EBITDA	$(207,056)	$(214,626)	$7,570
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the nine months ended September 30, 2024 compared to the prior year period include the following:
•an increase in service revenue of $103.0 million due to our recent acquisition of Regency Technologies;
•organic service revenue growth in our ALM business reflecting increased volume and improved component pricing; and
•Adjusted EBITDA is relatively consistent with the prior year period driven by service revenue improvement in our ALM business, including the Regency Technologies acquisition, offset by higher compensation expense, professional fees and IT costs.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	43

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We estimate that the implementation of Project Matterhorn will result in costs of approximately $150.0 million per year from 2023 through 2025. Total costs related to Project Matterhorn for the nine months ended September 30, 2024 and from the inception of Project Matterhorn through September 30, 2024, were approximately $124.6 million and $341.7 million, respectively, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2024	2023
Cash Flows from Operating Activities	$765,128	$666,374
Cash Flows from Investing Activities	(1,441,829)	(1,035,083)
Cash Flows from Financing Activities	639,201	403,872
Cash and Cash Equivalents, End of Period	168,515	170,502
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the nine months ended September 30, 2024, net cash flows provided by operating activities increased by $98.8 million compared to the prior year period, primarily due to an increase in net income (excluding non-cash charges) of $72.6 million and an increase in cash from working capital of $26.2 million, primarily driven by the timing of accounts payable.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the nine months ended September 30, 2024 included:
•Cash paid for capital expenditures of $1,174.0 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•Cash paid for acquisitions, net of cash acquired, of $174.4 million, primarily funded by borrowings under the Revolving Credit Facility (as defined below).
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the nine months ended September 30, 2024 included:
•Net proceeds of approximately $1,273.3 million primarily associated with borrowings under the Revolving Credit Facility.
•Payment of dividends in the amount of $579.5 million on our common stock.
•Equity contributions from noncontrolling interests of $178.6 million.
•Payment of deferred purchase obligation of $158.7 million.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	44

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the nine months ended September 30, 2024 and 2023, organized by the type of the spending as described in our Annual Report (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
NATURE OF CAPITAL SPEND	2024	2023
Growth Investment Capital Expenditures:
Data Center	$880,239	$653,968
Real Estate	130,829	136,174
Innovation and Other	61,352	57,332
Total Growth Investment Capital Expenditures	1,072,420	847,474
Recurring Capital Expenditures:
Data Center	$13,242	$11,949
Real Estate	39,750	34,579
Non-Real Estate	54,058	48,962
Total Recurring Capital Expenditures	107,050	95,490
Total Capital Spend (on accrual basis)	$1,179,470	$942,964
Net (decrease) increase in prepaid capital expenditures	1,423	23,337
Net decrease (increase) in accrued capital expenditures	(6,925)	(4,007)
Total Capital Spend (on cash basis)	$1,173,968	$962,294

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,750.0 million for the year ending December 31, 2024. Of this, we expect capital expenditures for growth investment of approximately $1,600.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first nine months of 2024 and fiscal year 2023.
On November 6, 2024, we declared a dividend to our stockholders of record as of December 16, 2024 of $0.715 per share, payable on January 7, 2025.
NONCONTROLLING INTERESTS
Our data center operations include two joint ventures which are consolidated within our Global Data Center Business segment as we have concluded we have control over the joint ventures.
During the quarter ended September 30, 2024, a put option available to our partner in our Iron Mountain Data Centers Virginia 4/5 JV, LP joint venture expired, triggering a change in the presentation of the related noncontrolling interest. The noncontrolling interest of approximately $53.4 million was previously presented as Redeemable noncontrolling interests in our Consolidated Balance Sheets and is now presented as Noncontrolling interests within stockholders’ equity in our Condensed Consolidated Balance Sheet at September 30, 2024.
During the quarter ended September 30, 2024, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 6/7 JV, LLC joint venture, which resulted in Noncontrolling interests of approximately $103.1 million in our Condensed Consolidated Balance Sheet at September 30, 2024.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	45

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2024 are related to cash and cash equivalents held in money market funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds.
Long-term debt as of September 30, 2024 is as follows (in thousands):

	SEPTEMBER 30, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$1,005,000	$(3,763)	$1,001,237
Term Loan A(1)	218,750	—	218,750
Term Loan B due 2031(1)	1,849,096	(15,462)	1,833,634
Virginia 3 Term Loans(2)	246,188	(3,336)	242,852
Virginia 4/5 Term Loans(2)	70,280	(3,483)	66,797
Virginia 6 Term Loans	95,062	(5,106)	89,956
Australian Dollar Term Loan(2)	197,427	(336)	197,091
UK Bilateral Revolving Credit Facility(2)	187,431	(1,168)	186,263
GBP Notes(2)	535,518	(1,095)	534,423
4 7/8% Notes due 2027(2)	1,000,000	(4,266)	995,734
5 1/4% Notes due 2028(2)	825,000	(4,133)	820,867
5% Notes due 2028(2)	500,000	(2,773)	497,227
7% Notes due 2029(2)	1,000,000	(9,218)	990,782
4 7/8% Notes due 2029(2)	1,000,000	(7,233)	992,767
5 1/4% Notes due 2030(2)	1,300,000	(8,775)	1,291,225
4 1/2% Notes(2)	1,100,000	(7,985)	1,092,015
5% Notes due 2032(2)	750,000	(10,227)	739,773
5 5/8% Notes(2)	600,000	(4,549)	595,451
Real Estate Mortgages, Financing Lease Liabilities and Other	611,321	(1,922)	609,399
Accounts Receivable Securitization Program	386,500	(734)	385,766
Total Long-term Debt	13,477,573	(95,564)	13,382,009
Less Current Portion	(136,547)	—	(136,547)
Long-term Debt, Net of Current Portion	$13,341,026	$(95,564)	$13,245,462
(1)Collectively, the “Credit Agreement”. Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B due 2031"). The Credit Agreement also included a second term loan B facility (the "Term Loan B due 2026") until its extinguishment in August 2024. Due to the discontinuance of the Canadian Dollar Offered Rate reference rate on June 28, 2024, the Credit Agreement was amended on June 7, 2024 to update the interest rate benchmark available for Canadian currency borrowings under our Revolving Credit Facility to the Canadian Overnight Repo Rate Average, effective July 1, 2024. Other than the amendments discussed below, all other material terms of the Revolving Credit Facility remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	46

Part I. Financial Information

CREDIT AGREEMENT
On July 2, 2024, we amended the Credit Agreement, which resulted in (i) an increase in the principal amount of the Term Loan B due 2031 from approximately $1,194.0 million to approximately $1,806.7 million, (ii) a decrease in the interest rate of the Term Loan B due 2031 from the one-month Secured Overnight Financing Rate ("SOFR") plus 2.25% to SOFR plus 2.00% and (iii) a decrease in the principal amount of our Term Loan B due 2026 from approximately $656.3 million to approximately $53.4 million. We paid original issue discount fees of approximately $4.3 million in connection with this amendment. On August 19, 2024, we repaid the remaining approximately $53.4 million principal balance of the Term Loan B due 2026 and amended the Credit Agreement to increase the principal amount of the Term Loan B due 2031 from approximately $1,806.7 million to approximately $1,860.0 million.
As a result of these amendments, we recorded a charge to Other expense (income), net related to the extinguishment of this debt.
Quarterly principal payments of approximately $4.7 million on the Term Loan B due 2031 commenced in September 2024. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
VIRGINIA CREDIT AGREEMENTS
As our Global Data Center business continues to expand, we have entered into credit agreements in order to partially finance the construction of various data centers. During the second quarter of 2024, we entered into two new agreements. These agreements primarily consist of the following term loan facilities (in thousands):

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF SEPTEMBER 30, 2024	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE	UNUSED COMMITMENT FEE	MATURITY DATE(1)
Virginia 6 Term Loans(2)	$210,000	$95,062	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
Virginia 7 Term Loans(3)	300,000	—	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
(1)All obligations will become due on the specified maturity dates. Each agreement includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
(2)On May 3, 2024, Iron Mountain Data Centers Virginia 6, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 6 Credit Agreement"). The Virginia 6 Credit Agreement consists of a term loan facility (the "Virginia 6 Term Loans") and a letter of credit facility. The Virginia 6 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 6, LLC. As of September 30, 2024, the interest rate in effect under the Virginia 6 Credit Agreement was 4.9%.
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
UK BILATERAL REVOLVING CREDIT FACILITY
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a British pounds sterling Revolving Credit Facility (the "UK Bilateral Revolving Credit Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Revolving Credit Facility is 140,000 British pounds sterling, which was fully drawn as of September 30, 2024. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Bilateral Revolving Credit Facility.
On September 10, 2024, the UK Borrowers amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2025 to September 24, 2026. All other material terms of the UK Bilateral Revolving Credit Facility remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
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
LETTERS OF CREDIT
As of September 30, 2024, we have outstanding letters of credit totaling $79.5 million, of which $8.0 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2024 and July 2025.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	47

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of September 30, 2024 are as follows:

	SEPTEMBER 30, 2024	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.0	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon SOFR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
As of September 30, 2024 and December 31, 2023, we have approximately $1,354.0 million and $520.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of September 30, 2024, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	48

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and the Euro. As of both September 30, 2024 and December 31, 2023, we have approximately $509.2 million in notional value outstanding on cross-currency interest rate swaps. As of September 30, 2024, our cross-currency interest rate swaps have maturity dates ranging from August 2025 through February 2026.
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
ACQUISITIONS
WISETEK
On September 20, 2024, in order to further expand our ALM business, we acquired 100% of Wisetek Solutions Limited ("Wisetek"), an IT asset disposition services provider offering services across the globe with operations facilities in the United States, Ireland, the United Kingdom and Thailand, for (i) cash consideration of approximately 46.6 million Euros (or approximately $51.9 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition), subject to adjustments, and (ii) up to 4.2 million Euros (or approximately $4.7 million, based upon the exchange rate between the Euro and the United States dollar as of September 30, 2024) of additional consideration, payable based on the achievement of certain gross profit targets through September 2026.
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200.0 million, subject to certain working capital adjustments at, and subsequent to, the closing, with $125.0 million paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining $75.0 million (the “January 2025 Payment”) to be paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200.0 million based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned (the “Regency Deferred Purchase Obligation”). The preliminary fair value estimate of the Regency Deferred Purchase Obligation as of the acquisition date was approximately $78.4 million. The fair value of the Regency Deferred Purchase Obligation is included as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheet at September 30, 2024. Subsequent increases or decreases in the fair value estimate of the Regency Deferred Purchase Obligation, as well as the accretion of the discount to present value, is included as a component of Other expense (income), net in our Condensed Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other.
PRIOR YEAR ACQUISITION UPDATE
On July 1, 2024, we entered into an agreement with the minority shareholders of Web Werks India Private Limited to acquire the remaining approximately 36.61% interest in the Web Werks JV (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report) in two separate transactions. As a result of the agreement, during the three months ended September 30, 2024, we recognized a charge of approximately $29.2 million, which is included as a component of Other expense (income), net in our Condensed Consolidated Statements of Operations. On July 5, 2024, we completed the acquisition of an approximately 8.55% interest in the Web Werks JV (“Tranche I”) for approximately 3,000.0 million Indian rupees (or approximately $35.0 million based upon the exchange rate between the United States dollar and the Indian rupee on the closing date of Tranche I). Subsequent to the Tranche I payment, our ownership interest in the Web Werks JV is approximately 71.94%. In March 2025, we will be required to make an additional payment of approximately 9,600.0 million Indian rupees (or approximately $114.6 million, based upon the exchange rate between the United States dollar and the Indian rupee as of September 30, 2024) to acquire the remaining approximately 28.06% interest in the Web Werks JV ("Tranche II"). As part of the Tranche II payment in March 2025, we may also make an incremental payment of approximately 1,000.0 million Indian rupees (or approximately $11.9 million, based upon the exchange rate between the United States dollar and the Indian rupee as of September 30, 2024) (the "Incremental Payment") if certain infrastructure goals are achieved before December 31, 2024. The liability associated with Tranche II and our current estimate of the Incremental Payment is included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2024.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	49

Part I. Financial Information

INVESTMENTS
JOINT VENTURE SUMMARY
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at September 30, 2024 and December 31, 2023 is as follows (in thousands):

	SEPTEMBER 30, 2024		DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$65,219	20%	$57,874	20%

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	50

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
As of September 30, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	51

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended September 30, 2024, nor did we repurchase any shares of our common stock during the three months ended September 30, 2024.
ITEM 5. OTHER INFORMATION
On August 22, 2024, Mr. Edward Greene, our Executive Vice President and Chief Human Resources Officer, adopted a 10b5-1 trading plan to sell shares between March 3, 2025 and August 29, 2025, including the sale of (i) 100% of the net shares to be acquired upon vesting of 3,915 gross restricted stock units and (ii) 100% of the net shares to be acquired upon vesting of 18,119 gross performance units (“PUs”), as adjusted based on actual results (collectively, the “August Trading Plan”). On September 20, 2024, Mr. Greene terminated the August Trading Plan and adopted a new 10b5-1 trading plan, mirroring the transactions outlined in the August Trading Plan and including a stock gifting transaction. Net shares are net of tax withholding. Mr. Greene’s plan will terminate on the earlier of (i) August 29, 2025 and (ii) the date that all trades under the plan are completed.
On September 18, 2024, Mr. Barry Hytinen, our Executive Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan to sell up to 16% of the net shares to be acquired upon vesting of 45,298 gross PUs, adjusted based on actual results. The transactions are scheduled to occur between March 3, 2025 and June 18, 2025. Net shares are net of tax withholding. Mr. Hytinen’s plan will terminate on the earlier of (i) June 18, 2025 and (ii) the date that all trades under the plan are completed.
Each of these arrangements was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	53

Part II. Other Information

ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 4 to Credit Agreement dated as of August 19, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Filed herewith.)

10.2	Second Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Filed herewith.)
10.3	Fifth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Filed herewith.)
10.4	First Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Filed herewith.)
10.5	Second Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Filed herewith.)
10.6	Third Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN JUNE 30, 2024 FORM 10-Q	54

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: November 6, 2024

IRON MOUNTAIN SEPTEMBER 30, 2024 FORM 10-Q	55