Form 10-K
period 2024-12-31
IRON MOUNTAIN INC
filed 2025-02-14
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2024, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $25.7 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant’s Common Stock at February 7, 2025: 293,740,905
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2024.

IRON MOUNTAIN INCORPORATED
2024 FORM 10-K ANNUAL REPORT

PART I	01	ITEM 1.	BUSINESS
	09	ITEM 1A.	RISK FACTORS
	20	ITEM 1B.	UNRESOLVED STAFF COMMENTS
	20	ITEM 1C.	CYBERSECURITY
	22	ITEM 2.	PROPERTIES
	25	ITEM 3.	LEGAL PROCEEDINGS
	25	ITEM 4.	MINE SAFETY DISCLOSURES

PART II	27	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	27	ITEM 6.	[RESERVED]
	27	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	56	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	57	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	57	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	58	ITEM 9A.	CONTROLS AND PROCEDURES
	60	ITEM 9B.	OTHER INFORMATION
	60	ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III	62	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	62	ITEM 11.	EXECUTIVE COMPENSATION
	62	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	62	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	62	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV	64	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	135	ITEM 16.	FORM 10-K SUMMARY

ii

References in this Annual Report on Form 10-K for the year ended December 31, 2024 (this "Annual Report") to "the Company", "Iron Mountain", "we", "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
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
•changes in customer preferences and demand for our storage and information management services, including as a result of the shift from paper and tape storage to alternative technologies that require less physical space or services activity;
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
iii

Part I

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 1C. CYBERSECURITY

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. MINE SAFETY DISCLOSURES

PART I
ITEM 1. BUSINESS.
BUSINESS OVERVIEW
Iron Mountain Incorporated, a Delaware corporation ("IMI"), was founded in an underground facility near Hudson, New York in 1951 where it stored business records. Today, we are a global leader in information management services, and we are trusted by more than 240,000 customers in 61 countries, including approximately 95% of the Fortune 1000, to help unlock value and intelligence from their assets through services that transcend the physical and digital worlds. Our broad range of solutions address their information management, digital transformation, information security, data center and asset lifecycle management (“ALM”) needs. Our longstanding commitment to safety, security, sustainability and innovation in support of our customers underpins everything we do. We currently serve customers across an array of market verticals — commercial, legal, financial, healthcare, technology, insurance, life sciences, energy, business services, entertainment and government organizations.
We are listed on the New York Stock Exchange (the "NYSE") and are a constituent of the Standard & Poor’s 500 Index, the Morgan Stanley Capital International ("MSCI") REIT index and the FTSE EPRA Nareit Global Real Estate Index. As of December 31, 2024, we were number 604 on the Fortune 1000. We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
BUSINESS STRATEGY
OVERVIEW
Our company has been a market leader in the physical ecosystem supporting information storage and retrieval, as most businesses have relied on paper documents or computer tapes to store their valuable information. Over time, customers are increasing their digital information, with the new information storage ecosystem being a hybrid of physical and digital media. We have evolved our business to meet our customers' needs while remaining focused on driving growth supported by our four pillars outlined below.

Continued revenue growth in physical storage through revenue management actions as well as volume growth achieved in faster growing markets and our consumer business, as well as complementary business growth

•We are establishing and enhancing leadership positions in higher-growth markets such as central and eastern Europe, Latin America, Asia, the Middle East and Africa.
•We continue to identify, acquire, incubate and scale complementary businesses and products to support our long-term growth objectives and drive solid returns on invested capital. These opportunities include our Global Digital Solutions, ALM, Fine Arts and Consumer Storage (each as defined below) businesses.

Utilizing our global scale as well as over 70 years of customer trust to deliver differentiated data center offerings
•We have made significant progress in scaling our Global Data Center Business through acquisitions and organic growth, with 29 operating data centers across 21 global markets, either directly or through unconsolidated joint ventures.
•As of December 31, 2024, we had leased approximately 96% of the existing 416 megawatt ("MW") capacity of our data centers. With a total potential capacity of 1,280 MW in land and buildings currently owned or operated by us, we are among the largest global data center operators.

Establishing and maintaining a leadership position in critical digital infrastructure as well as developing and offering new products and services that allow our customers to achieve reliable and secure information management solutions in an increasingly hybrid physical and digital world

•We are positioned to take advantage of the secular growth trends of the changing nature of digital infrastructure. We continue to scale our Global Digital Solutions business to complement our existing offerings in records and information management, ALM, and our Global Data Center business in order to respond to our customers’ growing interest and need to react to environmental, social and corporate governance considerations. This full suite of complementary businesses puts Iron Mountain in a unique position to cross sell our products and services to our customers.
•Our customers are faced with navigating a more complex regulatory environment, and one in which hybrid physical and digital solutions have become the norm. Our strategy is underpinned by our persistent focus on best-in-class customer experience, as we continue to seek innovative solutions to help our customers progress on their journey from physical storage to a digital ecosystem.

IRON MOUNTAIN 2024 FORM 10-K	1

Part I

Continued investment in our growth agenda, our business and customer-centric solutions
•We have established an investment strategy to fuel our growth. The investments we outlined in our plan for Project Matterhorn (as defined below) have been informed by our established leadership position in the physical storage business, our expanding services such as Global Digital Solutions and ALM and our significant progress in the Global Data Center Business.

PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We have incurred approximately $378.5 million in Restructuring and other transformation costs from the inception of Project Matterhorn through December 31, 2024. We expect to incur approximately $150.0 million in costs related to Project Matterhorn during the year ending December 31, 2025, at which point the program is expected to be completed. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. Total costs related to Project Matterhorn during the years ended December 31, 2024 and 2023 were approximately $161.4 million and $175.2 million, respectively.
BUSINESS SEGMENTS
The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2024, 2023 and 2022, are set forth in Note 11 to Notes to Consolidated Financial Statements included in this Annual Report.

GLOBAL RIM BUSINESS

The Global Records and Information Management ("Global RIM") Business segment includes several distinct offerings.
Records Management, stores physical records and provides information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents ("Records Management") for customers in 61 countries around the globe.
Data Management, provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations, server and computer backup services and related services offerings ("Data Management").
Global Digital Solutions, develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information ("Global Digital Solutions"). In August 2024, we launched the InSight Digital Experience Platform (also referred to as DXP), a secure, software-as-a-service platform designed to automate customer workflows, enhance data accessibility, ensure audit compliance and optimize customer data for AI applications.
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
Media and Archive Services, includes entertainment and media services, which help industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute and archive key media assets.
Consumer Storage, provides on-demand, valet storage for consumers ("Consumer Storage") utilizing data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.

2	IRON MOUNTAIN 2024 FORM 10-K

Part I

GLOBAL DATA CENTER BUSINESS

The Global Data Center Business segment provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure with secure, reliable and flexible data center options. The world’s most heavily regulated organizations have trusted us as a data center operator for over 20 years, with five of the largest global hyperscalers among our customers.

CORPORATE AND OTHER

Corporate and Other consists primarily of our ALM and Fine Arts businesses and other corporate items ("Corporate and Other").
ALM, provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition, and recycling or sale of IT hardware and component assets. ALM services are enabled by: secure logistics, chain of custody and complete asset traceability practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. In addition, ALM also offers workplace IT asset management services including storage, configuration, deployment, device support, end-of-life disposition and recycling or sale of employee IT devices. Our ALM services focus on protecting and eradicating customer data while maintaining strong, auditable and transparent chain of custody practices.
Fine Arts, provides technical expertise in the handling, installation and storing of art ("Fine Arts").
Corporate and Other also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

IRON MOUNTAIN 2024 FORM 10-K	3

Part I

BUSINESS ATTRIBUTES
Our business has the following attributes:

Large, Diversified, Global Business
The world’s most heavily regulated organizations trust us with the storage of their records. Our mission-critical storage offerings and related services generated approximately $6.1 billion in annual revenue in 2024. Our business has a highly diverse customer base of more than 240,000 customers - with no single customer accounting for more than approximately 1% of revenue during the year ended December 31, 2024 - and operates in 61 countries globally. This presents a significant cross-sell opportunity for our expanding solutions, including digital, data center and ALM.

$6.1 billion
Annual revenue
240,000+
Customers
61
Countries

Recurring, Durable Revenue Stream
A majority of our revenue is recurring in nature. In our Records Management business, our contracted storage rental fee agreements generally range from one to five years in length. As of December 31, 2024, we stored more than 730 million cubic feet of physical volume and we have consistently experienced strong customer retention levels. In our Global Data Center Business, our lease durations vary by customer, with a weighted average lease expiration of 10.6 years as of December 31, 2024.

Comprehensive Information Management Solution
As an S&P 500 REIT with approximately 1,350 locations globally and with offerings spanning physical storage, digitization solutions and digital storage, we are positioned to provide a holistic offering to our customers. We are able to cater to our customers’ physical and digital needs and to help guide their digital transformation journey.

Significant Owner and Operator of Real Estate	We operate approximately 98 million square feet of real estate worldwide. Our owned real estate footprint spans to over 24 million square feet.

Limited Revenue Cyclicality
Historically, economic downturns have not significantly affected our storage rental business. Due to the durability of our total global physical volumes, the success of our revenue management initiatives and the growth of our Global Data Center Business, we believe we can continue to grow organic storage rental revenue over time.

Shifting Revenue Mix
We have identified a number of areas where we see opportunity for growth as we position ourselves to unlock greater value for our customers. These business lines, including Global Data Center, ALM and Global Digital Solutions, represent markets with strong, secular growth.

4	IRON MOUNTAIN 2024 FORM 10-K

Part I

In addition, our Global Data Center Business has the following attributes:

Large Data Center Platform with Significant Expansion Opportunity	As of December 31, 2024, we had 416 MW of leasable capacity with an additional 864 MW under construction or held for development.

Differentiated Compliance and Security
We offer comprehensive compliance support as well as physical and cybersecurity. Our Security-in-Depth strategy integrates both technical and human security measures, with oversight provided by senior security leaders with military and public sector backgrounds. As of December 31, 2024, our data center portfolio has achieved numerous certifications and received third party assurance reports, making it one of the most comprehensive compliance programs in the industry. These certifications and reports on compliance include the global ISO 27001, ISO 22301, ISO 9001, SOC 2 and PCI-DSS standards, as well as HIPAA, NIST 800-53 and FISMA HIGH in the United States. The program also includes enterprise-wide certified ISO 14001 and 50001 environmental and energy management systems and complies with ISO 14064 for greenhouse gas emissions, supporting our commitment to sustainability.

Efficient Access and Flexibility
We have the ability to provide customers with a range of deployment options from one cabinet to an entire building, leveraging our global portfolio of hyperscale-ready and underground data centers. We also provide access to numerous carriers, cloud providers and peering exchanges with migration support.

100% Clean Energy Data Centers	We have matched 100% of the energy consumption in our data centers with clean energy annually since 2017. This approach enables our Green Power Pass offering, which allows customers to report the power they consume at any Iron Mountain Data Center as clean power in their public reporting, making Iron Mountain a key part of their decarbonization roadmaps and goals. Our data center business is a founding signatory to the UN Compact on 24/7 Carbon-Free Energy (“CFE”), which seeks hour-by-hour matching of site consumption with local CFE by 2040.

COMPETITION
We face competition from numerous storage and information management services providers globally, as well as storage and information management services that are managed and operated internally by organizations. Competition for records and information customers is driven by factors such as pricing, reputation and reliability, the quality and security of storage solutions and the scope and scale of technology. While the majority of our competitors operate in only one market or region, we believe we provide a differentiated global offering that competes effectively in these areas.
We also compete with numerous data center developers, owners and operators, many of whom own properties comparable to ours in several of the same metropolitan areas where our facilities are located. We believe that competition for data center customers is based on availability of power, security measures, location, connectivity and rental rates, and we are confident in our ability to compete effectively in each of these areas. Additionally, we believe our strong brand, global footprint and excellent commercial relationships empower us to compete successfully and provide significant cross-selling opportunities with our existing customer base.
In our ALM business, we compete with both hyperscalers and individual corporate clients who manage their own asset recycling, disposition and management, in addition to external competitors.
HUMAN CAPITAL MANAGEMENT
EMPLOYEES
As of December 31, 2024, we employed approximately 11,150 employees in the United States and approximately 17,700 employees outside of the United States. As of December 31, 2024, approximately 375 employees were represented by unions in North America and approximately 1,375 employees were represented by unions in Latin America. All union employees are currently under renewed labor agreements or operating under an extension agreement.

IRON MOUNTAIN 2024 FORM 10-K	5

Part I

BENEFIT PROGRAMS
We provide our employees with benefits that are designed to support their overall physical, financial, emotional and social well-being. These benefits vary by location but generally include health and welfare benefits, paid time off and programs to support financial security. Additionally, employees are able to access emotional well-being resources through global employee assistance programs. Certain unionized employees receive benefits through unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, a significant portion of full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits or attainment of specific objectives for the unit in which they work.
COMPANY CULTURE
We are committed to making a meaningful impact on our customers, our people and our business by cultivating a culture that is firmly grounded in our values: Acting with Integrity, Owning Safety and Security, Building Customer Value, Taking Ownership and Promoting Inclusion and Teamwork.
While we foster an environment of learning, collaboration, diversity and wellbeing, we know culture truly thrives in the everyday experience of working at Iron Mountain.
Our culture encourages open communication and innovation while fostering trust, engagement and exceptional performance. We evaluate this through regular employee surveys and by leveraging data to gain a deeper understanding of our global workforce, and how they work. These insights collectively enable us to drive enhanced employee engagement, measure effectiveness and refine our approach for sustained success.
Led by our President and CEO, William Meaney, our Inclusive Leadership Alliance (the "Alliance") includes members of the Executive Leadership Team and plays a pivotal role in advancing our culture and driving growth. The Alliance reviews and supports key initiatives, monitors progress toward enterprise goals, ensures accountability through measurable targets and communicates achievements to stakeholders.
Our volunteer-based global employee resource groups play an essential role in supporting talent attraction, retention and development, and serving as valuable allies across our company. Each group is sponsored by one or more members of Iron Mountain’s Executive Leadership Team.
COMMUNITY INVOLVEMENT
We are committed to integrating responsible and sustainable practices throughout our organization to help our operations have a positive impact on the environment and the communities in which we operate. We aim to give back to the communities where we live and work and believe that this commitment helps in our efforts to attract and retain employees. We offer philanthropic support to our global community through our Living Legacy Initiative, which is our commitment to help preserve and make accessible cultural and historical information and artifacts. We encourage volunteerism in the communities in which we live and work through our Moving Mountains volunteer program, offering paid time off for employees to help community-based and civic-minded organizations.
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

6	IRON MOUNTAIN 2024 FORM 10-K

Part I

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
In addition, we are subject to numerous laws and regulations relating to data privacy and cybersecurity, which are complex, change frequently and have tended to become more stringent over time. We have an established global privacy compliance framework and devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with these laws and regulations, and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, these laws and regulations could negatively impact our operations, result in the imposition of fines and penalties, liability and litigation, significant costs and expenses and reputational harm.
For more information about laws and regulations that could affect our business, see "Item 1A. Risk Factors" included in this Annual Report.
SUSTAINABILITY
At Iron Mountain, we are using our influence and expertise to drive innovations that protect and elevate the effectiveness of our customers’ endeavors, while also creating a meaningful, positive impact on individuals, the environment, and our overall performance. Iron Mountain is committed to sustainable growth, and this is highlighted through initiatives and targets within our company. We aim to minimize our environmental impact, foster a culture and processes that support the well-being of our global teams, and to be a catalyst for positive change within our communities.
We transparently report on our sustainability efforts and the advancement of our objectives by using widely adopted reporting frameworks such as the Global Reporting Initiative, CDP and EcoVadis. In addition, we continue to further align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures.
Our work continues to receive recognition. In 2024, the Science Based Targets initiative ("SBTi") validated our targets, which are aligned with the Paris Climate Agreement aspiration of limiting the global temperature increase to 1.5 degrees Celsius. Our data center team was recognized with the Decarbonization of Electricity award from BroadGroup International for their work and thought leadership on carbon-free energy.
As of December 31, 2024, we are a constituent of multiple indexes that focus on corporate sustainability standards, including several MSCI All Country World Indexes (ACWI), such as the ACWI Low Carbon Leaders, ACWI Climate Paris Aligned, ACWI ESG Leaders and ACWI Socially Responsible Index (SRI). We have also been a constituent of the FTSE4Good Index for more than ten years. A copy of our sustainability report is available on the "Who we are" section of our website, www.ironmountain.com, under the heading "Sustainability". We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report.

IRON MOUNTAIN 2024 FORM 10-K	7

Part I

STRONG ENVIRONMENTAL FOCUS
•Iron Mountain provides a Green Power Pass solution in the data center market to help customers manage their carbon footprint.
•Founding signatory of the UN Compact on 24/7 Carbon Free Energy. As of 2024, Iron Mountain has over 190 locations globally with the ability to track and match renewable energy usage on an hourly basis.
•87% of our global electricity use was covered by renewable sources in 2023.
•Iron Mountain has near and long-term science-based emissions reduction targets that have been validated by SBTi.
•Reduced Scope 1 and 2 greenhouse gas (GHG) emissions by 10% from 2022 to 2023.
•Achieved a landfill diversion rate of 81% in 2023, reducing waste to landfill and lowering emissions associated with waste processing.

INTERNET WEBSITE
Our internet address is www.ironmountain.com. Under the "Investors" section on our website, we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, finance, nominating and governance and risk and safety committees are available on the "Investors" section of our website, www.ironmountain.com, under the heading "Corporate Governance".

8	IRON MOUNTAIN 2024 FORM 10-K

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
As part of our strategic growth plan, including Project Matterhorn, we expect to invest in our existing businesses, including records and information management storage and services businesses in our higher-growth markets, data centers, digital solutions, ALM business and other complementary businesses, and in new businesses, business strategies, products, services, technologies and geographies. These initiatives may involve significant risks and uncertainties, including:
•our inability to maintain relationships with key customers and suppliers or to execute on our plan to incorporate the digitization of our customers’ records and new digital information technologies into our offerings;
•failure to achieve satisfactory returns on new product offerings, acquired companies, joint ventures, growth initiatives or other investments, particularly in markets where we do not currently operate or have a substantial presence;
•our inability to identify suitable companies to acquire, invest in or partner with;
•our inability to complete acquisitions or investments on satisfactory terms;
•our inability to structure acquisitions or investments in a manner that complies with our debt covenants or is consistent with our leverage ratio goals;
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
Our new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition and operating results.
If stored records and tapes become less active, our service revenue growth and profits from related services may decline.
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

IRON MOUNTAIN 2024 FORM 10-K	9

Part I

Our customers continue to evolve the way they store records, which could impact our storage revenue.
We derive substantial revenues from rental fees for the storage of physical records and computer backup media and from storage related services. Volume in and demand for our traditional storage related services has evolved as our customers adopt alternative storage technologies or as retention requirements change, which may require significantly less space than traditional physical records and tape storage; however, volumes in our Global RIM Business segment were relatively steady in 2024 and we expect them to remain relatively consistent in the near term. We can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses. In addition, the digitization of records may shift our revenue mix from the more predictable storage revenue to service revenue, which is inherently more volatile.
We and our customers are subject to laws and governmental regulations relating to data privacy and cybersecurity, and our customers’ demands in this area are increasing. This may cause us to incur significant expenses and non-compliance with such regulations and demands could harm our business.
We and our customers are subject to numerous laws and regulations relating to data privacy and cybersecurity. These regulations are complex, change frequently and have tended to become more stringent over time. In addition, a growing number of regulatory bodies have adopted data breach notification requirements and increased enforcement of regulations regarding the use, access, accuracy and security of personal information. Finally, as a result of the continued emphasis on information security and instances in which personal information has been compromised, our customers are requesting that we take increasingly sophisticated measures to enhance security and comply with cybersecurity and data privacy regulations and that we assume higher liability under our contracts.
We have an established global privacy compliance program and devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with global laws and regulations, our customers’ data privacy, data residency and security demands, and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, laws and regulations or customer requirements could negatively impact our operations, result in the imposition of fines and penalties, contractual liability and litigation, significant costs and expenses and reputational harm.
Expansion into Global Digital Solutions and ALM services means that our privacy and security risk profile is increasing. In particular, we are hosting increasing volumes of customer digital data, including sensitive and confidential data, and disposing of customer data-bearing devices. This may result in increased regulatory exposure, contractual liability and security expectations from customers. Finally, emerging AI regulations, increasing use of AI and generative AI tools and their integration into our businesses may require additional resources and create additional compliance and cybersecurity risks.
Attacks on our internal IT systems could damage our reputation, cause us to lose revenues and adversely affect our business, financial condition and results of operations.
Our reputation for providing secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, and incur significant costs to do so, our IT and network infrastructure has in the past been and may in the future be vulnerable to attacks by hackers, including state-sponsored organizations with significant financial and technological resources, breaches due to employee error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service and ransomware), which may involve a breach requiring us to notify regulators, clients or employees and enlist identity theft protection. Moreover, until we have migrated businesses we acquire onto our IT systems or ensured compliance with our information technology security standards, we have in the past and may in the future face additional risks because of the continued use of predecessor IT systems. We utilize remote work arrangements and outsource certain support services, including cloud storage systems and cloud computing services, to third parties, which has in the past and may in the future subject our IT and other sensitive information to additional risk. A successful breach of the security of our IT systems could lead to theft or misuse of our customers’ proprietary or confidential information or our employees’ personal information and result in third party claims against us, regulatory penalties and reputational harm. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.
Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.
Strategic acquisitions are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired business and realize anticipated synergies. The process of integrating acquired businesses, particularly in new markets or for new offerings, may involve difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources.

10	IRON MOUNTAIN 2024 FORM 10-K

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
Our customer contracts typically contain standardized provisions limiting our liability regarding the services we perform and the loss or destruction of, or damage to, records, information or other items stored with us; however, some of our contracts with large customers and governmental entities and some of the contracts assumed in our acquisitions contain no such limits or contain non-standard limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as we expand our operations into new businesses, including Global Digital Solutions, ALM, and the storage of valuable items, and respond to customer demands for higher limitation of liability, our exposure to contracts with higher or no limitations of liability and disputes with customers over contract interpretation may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms or with high enough coverage amounts to cover losses to us in connection with customer contract disputes.

IRON MOUNTAIN 2024 FORM 10-K	11

Part I

As a global company, we are subject to the unique risks of operating in many countries.
As of December 31, 2024, we operated in 61 countries. The global nature of our business and our growth strategy, which includes continued acquisitions and investments in countries where we do not currently operate, is subject to numerous risks, including:
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
•political uncertainties and changes in the global political climate or other global events, such as war or other military conflict, trade wars or global pandemics, which may create additional risk in relation to our global operations, which may become more pronounced as we consolidate operations across countries and need to move data across borders;
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
Our use of joint ventures or other co-investment vehicles could expose us to additional risks and liabilities, including our lack of sole decision-making authority and our reliance on joint venture or other co-investment vehicle partners who may have economic and business interests that are inconsistent with our business interests.
As part of our growth strategy, particularly in connection with our international and data center expansion, we currently, and may in the future, co-invest with third parties using joint ventures or other co-investment vehicles. These ventures can result in our holding non-controlling interests in, or not having sole control over managing the affairs of, a property or portfolio of properties, business, partnership, joint venture or other entity. In connection with our pursuit or entrance into any such venture, we may be subject to additional risks, including:
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
•our partners may have economic, tax or other interests or goals that are inconsistent with our interests or goals, which could affect our ability to negotiate satisfactory venture terms, to operate the property or business or to maintain our qualification for taxation as a REIT; and
•disputes may arise between us and our partners that result in litigation or arbitration that would increase our expenses and divert the attention of our officers and directors.

12	IRON MOUNTAIN 2024 FORM 10-K

Part I

Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and operating results may be adversely affected.
Significant costs or disruptions at our data centers could adversely affect our business, financial condition and results of operations.
Our Global Data Center Business depends on providing customers with highly reliable facilities, power infrastructure and operations solutions, and we will need to retain and hire qualified personnel to manage our data centers. Service interruptions or significant equipment damage could result in difficulty maintaining service-level commitment obligations that we owe to certain of our customers. Service interruptions or equipment damage may occur at one or more of our data centers because of numerous factors, including: human error; equipment failure; physical, electronic and cybersecurity breaches; fire, hurricane, flood, earthquake and other natural disasters; water damage; fiber cuts; extreme temperatures; power loss or telecommunications failure; war, terrorism and any related conflicts or similar events worldwide; and sabotage and vandalism.
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
Our Global Data Center Business is susceptible to regional and local costs of power, power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources. We rely on third parties to provide power to our data centers. We are therefore subject to an inherent risk that such third parties may fail to deliver such power in adequate quantities or on a consistent basis. If the power delivered to our data centers is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost. Additionally, global fluctuations in the price of power can increase the cost of energy, and we may be limited in our ability to, or may not always choose to, pass these increased costs on to our customers.
We face additional risks in expanding our Global Data Center Business, including the significant amount of capital required.
Expanding our Global Data Center Business requires significant capital. In addition, we may be required to commit significant operational and financial resources in connection with the organic growth of our Global Data Center Business substantially in advance of such newly developed data centers generating revenue.
We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, as well as supply chain and logistical challenges. Unexpected disruptions to our supply chain, continued inflationary pressures or high interest rates, tariffs, delays in construction, limited financing availability, constrained supplies of new power, or changes in customer requirements could significantly affect the cost or timing of our planned expansion projects, have consequences under our project financing and partnership agreements, and interfere with our ability to meet commitments to customers who have contracted for space in new data centers under construction.
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
There can be no assurance we will have sufficient customer demand to support the data centers we have acquired or built, or that we will not be adversely affected by the risks noted above under "Significant costs or disruptions at our data centers could adversely affect our business, financial condition and results of operations", which could make it difficult for us to realize expected returns on our investments, if any.

IRON MOUNTAIN 2024 FORM 10-K	13

Part I

Our ALM business may be subject to additional risks, including those related to its client and geographic concentration, government trade policies, and macroeconomic conditions.
A significant portion of the revenue from our ALM business is derived from a limited number of clients and tied to cyclical projects involving the decommissioning and destruction of IT assets and the disposition of components of such assets to purchasers in concentrated geographies. Though we generally enter into long-term contracts with such clients, the volume of work we perform for specific clients may vary over the life of each contract due to various factors including changes in client behavior or macroeconomic conditions impacting the availability of new IT assets in the marketplace. There can be no assurance that we will be able to retain our current volumes, existing clients or that, if we were to lose one or more of our significant clients, we would be able to replace such clients with clients that generate a comparable amount of revenue. Further, many of the purchasers of the decommissioned IT asset components are geographically concentrated, particularly within mainland China. If governments enact trade policies or environmental regulations that restrict or increase the cost of exporting IT assets into China or other markets in which we sell decommissioned IT asset components or recyclable materials, or increase the enforcement of such policies, then the revenue from the sale of these assets may be negatively impacted. Additionally, uncertain macroeconomic conditions, particularly within mainland China, may reduce our purchasers’ demand for the IT asset components that we sell, thereby reducing our revenues and earnings.
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
As of December 31, 2024, we operated approximately 1,350 facilities worldwide, including approximately 550 in the United States, and face special risks attributable to the real estate we own or lease, which could have a material adverse effect on our revenues, operating results and financial position. Such risks include:
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

14	IRON MOUNTAIN 2024 FORM 10-K

Part I

Unexpected events, including those resulting from climate change or geopolitical events, could disrupt our operations and adversely affect our reputation and results of operations.
Unexpected events, including fires or explosions at our facilities, war or other military conflict, terrorist activities, natural disasters such as earthquakes and wildfires, unplanned power outages, supply disruptions, failure of equipment or systems, and severe weather events, such as droughts, heat waves, hurricanes, and flooding, could adversely affect our reputation and results of operations through physical damage to our facilities, equipment and customers' inventory and through physical damage to, or disruption of, local infrastructure. During the past several years, we have seen an increase in the frequency and intensity of severe weather events and we expect this trend to continue due to climate change. Some of our key facilities worldwide are vulnerable to severe weather events, and global weather pattern changes may also pose long-term risks of physical impacts to our business. Our customers rely on us to securely store and timely retrieve their critical information, and, while we maintain disaster recovery and business continuity plans that would be implemented in these situations, these unexpected events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the closure of one or more key operating facilities or the disruption of information systems, each of which could negatively impact our reputation and results of operations. In addition, these unexpected events could negatively impact our reputation if such events result in adverse publicity, governmental investigations or litigation or if customers do not otherwise perceive our response to be adequate.
Fluctuations in commodity prices may affect our operating revenues and results of operations.
Our operating revenues and results of operations are impacted by significant changes in commodity prices. In particular, our secure shredding operations generate revenue from the sale of shredded paper for recycling. Additionally, our ALM business may be affected by the prices of scrap metals. Significant declines in the cost of paper or scrap metals may negatively impact our revenues and results of operations, and increases in other commodity prices, including steel, may negatively impact our results of operations.
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
As of December 31, 2024, our total long-term debt was approximately $13,836.4 million, stockholders' deficit was approximately $503.1 million and we had cash and cash equivalents of approximately $155.7 million. Our indebtedness could have important consequences to our current and potential investors. These risks include:
•inability to satisfy our obligations with respect to our various debt instruments;
•inability to make borrowings to fund future working capital, capital expenditures and strategic growth opportunities, including acquisitions, further organic development of, and investment into, our Global Data Center, ALM and Global Digital Solutions businesses and other service offerings, and other general corporate requirements, including possible required repurchases, redemptions or prepayments of our various indebtedness;
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

IRON MOUNTAIN 2024 FORM 10-K	15

Part I

Certain of our indebtedness, including indebtedness under our Credit Agreement (as defined below), is paid at floating interest rates, and as a result, our interest expense or the cost of our debt may increase due to rising interest rates or changes to benchmark rates.
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
These restrictions and our long-term commitment to maintain our leverage ratio may adversely affect our ability to pursue acquisitions and other growth strategies, including our strategic growth plan.
We may not have the ability to raise the funds necessary to finance the repurchase of outstanding senior notes upon a change of control event as required by our indentures.
Upon the occurrence of a "change of control", as defined in our indentures, we will be required to offer to repurchase all of our outstanding senior notes. However, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of any outstanding notes or that restrictions in our Credit Agreement will not allow such repurchases. Failure to make the required repurchases could result in cross defaults or payment acceleration events under our other debt instruments. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.
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
We have elected to be taxed as a REIT for federal income tax purposes beginning with our 2014 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code of 1986, as amended (the "Code"), such that we will continue to qualify for taxation as a REIT. However, we can provide no assurance that we will remain qualified for taxation as a REIT. We also have invested in subsidiaries that have elected or that we expect will elect to be taxed as REITs and therefore must independently satisfy all REIT qualification requirements. We may in the future invest in other such subsidiary REITs. If such a subsidiary REIT were to fail to qualify as a REIT, it may cause us to fail to remain qualified for taxation as a REIT. If we fail to remain qualified for taxation as a REIT, including as a result of a cascading failure of any subsidiary REIT to remain qualified as a REIT, we will be subject to federal income taxation at corporate income tax rates unless certain relief provisions apply.
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

16	IRON MOUNTAIN 2024 FORM 10-K

Part I

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

IRON MOUNTAIN 2024 FORM 10-K	17

Part I

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

18	IRON MOUNTAIN 2024 FORM 10-K

Part I

Distributions payable by REITs generally do not qualify for preferential tax rates, which could reduce the demand for and market price of our common stock.
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

IRON MOUNTAIN 2024 FORM 10-K	19

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
We maintain a robust information security program that is designed to protect our information and the information of our customers. Our information security program is based on a recognized cybersecurity framework established by the National Institute of Standards and Technology ("NIST") and establishes controls to mitigate critical areas of cybersecurity risk. Our information security program has adopted all elements of the NIST cybersecurity framework, including the six functions of identify, protect, detect, respond, recover and govern, as well as each of the categories and control groups thereunder. This does not imply that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST framework as a guide to ensure our information security program is designed to manage cybersecurity risks relevant to our business. Among other things, the cybersecurity controls in our information security program address information access rights, incident monitoring and response processes, information technology system configuration, network security, security architecture planning, mobile device security and compliance with information security policy requirements and protocols. These cybersecurity controls are designed to oversee, identify and mitigate risks from all cybersecurity threats, including those arising from our use of third-party service providers. Our cybersecurity controls are evaluated regularly by our internal information security team, and we engage a third party examiner to assess the maturity of our information security program against the NIST cybersecurity framework no less frequently than bi-annually. Additionally, our information security program is assessed periodically by a federal regulator in the United States as part of its routine audit of the Company. In addition to our internal assessments, we also assess our third-party service providers on a regular basis using a risk-based approach that assigns a risk calculation to each such service provider. The results of our assessments are tracked and evaluated to ensure these third parties comply with our cybersecurity standards. We require all employees to undertake data protection and cybersecurity training and compliance programs annually.

20	IRON MOUNTAIN 2024 FORM 10-K

Part I

Our reputation for providing secure information storage to customers is critical to the success of our business, and protecting against material cybersecurity risks is an integral part of maintaining that reputation. A successful cybersecurity breach could lead to theft or misuse of our or our customers’ proprietary or confidential information or our employees’ personal information and result in third-party claims against us, regulatory penalties and reputational harm. As part of our information security program, we also actively monitor emerging cyberattack patterns to develop custom detection capabilities and mitigation techniques to protect against material risk of cybersecurity threats. Upon encountering a cybersecurity incident, our information security team responds using our detailed cybersecurity incident response plan ("CSIRP"), which is based on industry best practices, relevant legal requirements and our contractual commitments. Among other things, the CSIRP sets forth the specific criteria used to assess a cybersecurity incident, mitigate risks of adverse consequences associated with any such incident, protocols to escalate the management of the incident and the process to inform our executive management team and any impacted functions of our business. All cybersecurity incidents are assessed to determine whether disclosure is required pursuant to any contractual or regulatory requirements and any material cybersecurity incident is also reported to our board of directors (our "Board").
To date, our information security program has been successful in protecting against risks from cybersecurity threats, and we have not had any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Attacks on our internal IT systems could damage our reputation, cause us to lose revenues, and adversely affect our business, financial condition and results of operations”, which should be read in conjunction with the information above.
GOVERNANCE
Our Board reviews and discusses significant risks with executive management, including cybersecurity risk, that affect us. Although our executive management team and our Board work together on risk matters, our Board has the ultimate oversight authority over all enterprise risks, including cybersecurity risk. Our Board reserves the right to, and periodically does, consult with third-party advisors and experts to assist our Board in understanding and anticipating future cybersecurity threats and trends. The risk and safety committee of our Board (the "RSC") is specifically tasked with reviewing and monitoring cybersecurity and information security risk, as well as the risk management strategies, systems and policies, and processes implemented, established and reported on by our executive management team. The RSC is also primarily responsible for assisting our Board with oversight of our enterprise risk management program.
Our executive management team, with oversight from our Board, is responsible for our enterprise risk management process and the day-to-day supervision and mitigation of enterprise risks, including cybersecurity risk. Our enterprise risk management program includes our executive management team receiving regular reports from our operations personnel. As part of our enterprise risk program, our executive management team has established an enterprise risk committee (the "ERC"), which is chaired by our Chief Risk Officer and is otherwise composed of each of our other executive vice presidents. The ERC oversees our risk and compliance activities to ensure that management has appropriate policies and management plans in place for managing risks of the business, including cybersecurity risk, as well as reviewing and prioritizing significant risks and allocating resources for risk mitigation.
Our Chief Risk Officer provides reports at each meeting of the RSC on areas of potential risks to us, including cybersecurity risk, and our Chief Information Security Officer provides quarterly reports to the RSC on the key performance indicators of our information security program to facilitate the RSC’s oversight of the program through objective measurements, including metrics regarding software patching, IT asset management, cyber incident management and cybersecurity training. Reports by our Chief Information Security Officer also include detailed information on the activities of our cyber incident response team to allow for analysis of trends and the identification of any control gaps that require remediation.
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

IRON MOUNTAIN 2024 FORM 10-K	21

Part I

ITEM 2. PROPERTIES.
As of December 31, 2024, we conducted operations through 1,110 leased facilities and 236 owned facilities. Our facilities are divided among our reportable segments and Corporate and Other as follows: Global RIM Business (1,211), Global Data Center Business (33) and Corporate and Other (102). These facilities contain a total of approximately 98.1 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
North America
United States (Including Puerto Rico)
Alabama	3	293,193	—	—	3	293,193
Arizona	7	486,528	6	1,207,281	13	1,693,809
Arkansas	2	63,604	—	—	2	63,604
California	69	7,092,102	9	942,356	78	8,034,458
Colorado	5	274,461	4	484,490	9	758,951
Connecticut	3	208,253	3	527,666	6	735,919
Delaware	3	236,719	2	162,721	5	399,440
District of Columbia	1	1,670	—	—	1	1,670
Florida	31	2,777,184	1	119,374	32	2,896,558
Georgia	13	1,100,981	2	129,611	15	1,230,592
Idaho	1	45,000	—	—	1	45,000
Illinois	12	1,237,895	7	1,309,975	19	2,547,870
Indiana	4	290,116	—	—	4	290,116
Iowa	1	100,000	1	14,200	2	114,200
Kansas	3	479,786	—	—	3	479,786
Kentucky	—	—	4	418,760	4	418,760
Louisiana	4	388,475	—	—	4	388,475
Maine	—	—	1	95,000	1	95,000
Maryland	20	1,997,098	1	19,001	21	2,016,099
Massachusetts	10	566,633	5	862,350	15	1,428,983
Michigan	11	845,398	1	39,502	12	884,900
Minnesota	10	810,337	—	—	10	810,337
Mississippi	2	171,000	—	—	2	171,000
Missouri	12	1,335,639	1	25,120	13	1,360,759
Montana	3	38,548	—	—	3	38,548
Nebraska	1	34,560	2	266,733	3	301,293
Nevada	9	227,840	1	107,041	10	334,881
New Hampshire	1	2,188	1	146,467	2	148,655
New Jersey	27	3,375,178	8	2,476,635	35	5,851,813
New Mexico	2	114,473	—	—	2	114,473
New York	17	1,003,191	10	970,800	27	1,973,991
North Carolina	21	1,073,820	1	97,000	22	1,170,820
Ohio	10	1,138,809	3	242,087	13	1,380,896
Oklahoma	4	196,044	—	—	4	196,044
Oregon	12	438,586	—	—	12	438,586
Pennsylvania	20	2,590,759	3	2,062,761	23	4,653,520
Puerto Rico	4	223,089	1	54,352	5	277,441
Rhode Island	1	94,968	—	—	1	94,968
South Carolina	4	168,636	2	214,238	6	382,874
Tennessee	5	256,743	4	63,909	9	320,652
Texas	37	2,582,518	19	1,838,880	56	4,421,398
Utah	2	78,148	1	90,553	3	168,701
Vermont	1	35,200	—	—	1	35,200
Virginia	17	1,306,303	7	1,165,472	24	2,471,775
Washington	9	729,435	4	180,228	13	909,663
West Virginia	2	105,502	—	—	2	105,502
Wisconsin	4	325,520	—	—	4	325,520
Total United States	440	36,942,130	115	16,334,563	555	53,276,693
Canada	39	2,769,235	14	1,652,793	53	4,422,028
Total North America	479	39,711,365	129	17,987,356	608	57,698,721

22	IRON MOUNTAIN 2024 FORM 10-K

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International
Argentina	2	134,753	4	298,864	6	433,617
Australia	46	2,913,577	1	13,885	47	2,927,462
Austria	1	2,691	1	58,771	2	61,462
Bahrain	2	33,659	—	—	2	33,659
Belgium	3	190,740	—	—	3	190,740
Brazil	42	2,816,571	6	291,280	48	3,107,851
Bulgaria	1	68,889	—	—	1	68,889
Chile	2	3,692	18	715,894	20	719,586
China Mainland (including China - Hong Kong S.A.R., China-Taiwan and China-Macau S.A.R.)	52	1,985,570	1	20,721	53	2,006,291
Colombia	17	771,479	—	—	17	771,479
Croatia	1	26,049	1	36,447	2	62,496
Cyprus	2	51,118	2	46,246	4	97,364
Czech Republic	7	138,788	—	—	7	138,788
Denmark	3	161,361	—	—	3	161,361
Egypt	3	113,506	1	163,611	4	277,117
England	66	5,615,341	17	552,986	83	6,168,327
Estonia	1	38,861	—	—	1	38,861
Eswatini	3	6,997	—	—	3	6,997
Finland	3	95,896	—	—	3	95,896
France	26	2,150,804	12	936,486	38	3,087,290
Germany	17	852,231	3	308,504	20	1,160,735
Greece	10	903,245	—	—	10	903,245
Hungary	7	345,645	—	—	7	345,645
India	81	4,038,809	3	226,432	84	4,265,241
Indonesia	18	527,746	2	58,965	20	586,711
Ireland	7	413,662	5	178,558	12	592,220
Jordan	1	107,639	—	—	1	107,639
Kuwait	2	11,626	—	—	2	11,626
Latvia	2	37,868	—	—	2	37,868
Lesotho	1	3,617	—	—	1	3,617
Lithuania	2	70,041	—	—	2	70,041
Malaysia	10	495,755	—	—	10	495,755
Mexico	8	430,868	8	585,885	16	1,016,753
Morocco	7	660,484	—	—	7	660,484
The Netherlands	4	412,225	—	—	4	412,225
New Zealand	6	388,888	—	—	6	388,888
Northern Ireland	2	55,310	—	—	2	55,310
Norway	4	155,323	—	—	4	155,323
Oman	2	71,059	—	—	2	71,059
Peru	2	47,265	10	433,770	12	481,035
Philippines	13	427,312	—	—	13	427,312
Poland	18	779,173	—	—	18	779,173
Qatar	1	27,663	—	—	1	27,663
Romania	7	484,773	—	—	7	484,773
Saudi Arabia	7	400,687	—	—	7	400,687
Scotland	2	86,386	3	324,751	5	411,137
Serbia	2	132,373	—	—	2	132,373
Singapore	8	489,467	2	186,956	10	676,423
Slovakia	5	172,769	—	—	5	172,769
South Africa	14	468,094	—	—	14	468,094
South Korea	7	246,577	—	—	7	246,577
Spain	19	511,793	4	204,527	23	716,320
Sweden	7	327,213	—	—	7	327,213
Switzerland	11	287,410	—	—	11	287,410
Thailand	6	375,940	2	105,487	8	481,427

IRON MOUNTAIN 2024 FORM 10-K	23

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International (continued)
Turkey	10	694,437	—	—	10	694,437
Ukraine	9	185,648	—	—	9	185,648
United Arab Emirates	7	695,118	1	434,442	8	1,129,560
Vietnam	2	54,829	—	—	2	54,829
Total International	631	34,197,310	107	6,183,468	738	40,380,778
Total	1,110	73,908,675	236	24,170,824	1,346	98,079,499
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
Our total building utilization and total racking utilization as of December 31, 2024 in Records Management and Data Management are as follows:

RECORDS MANAGEMENT(1)		DATA MANAGEMENT
BUILDING UTILIZATION	RACKING UTILIZATION	BUILDING UTILIZATION	RACKING UTILIZATION
77%	83%	37%	57%
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
The following table sets forth a summary of the lease expirations for leases in place related to our Global Data Center Business, for which we are the lessor, as of December 31, 2024. The information set forth in the table assumes that tenants will exercise any early termination rights that do not have significant penalties and will not exercise any renewal options.

YEAR	NUMBER OF LEASES EXPIRING	TOTAL MEGAWATTS EXPIRING	PERCENTAGE OF TOTAL MEGAWATTS EXPIRING	ANNUALIZED TOTAL CONTRACT RENT EXPIRING (IN THOUSANDS)	PERCENTAGE OF TOTAL CONTRACT VALUE ANNUALIZED RENT
2025	947	32.8	6.1%	$87,435	10.8%
2026	372	28.3	5.3%	71,103	8.8%
2027	189	14.8	2.8%	43,542	5.4%
2028	111	38.5	7.2%	69,900	8.6%
2029	66	50.5	9.5%	52,612	6.5%
2030	27	54.5	10.2%	67,744	8.4%
2031	5	2.5	0.5%	4,913	0.6%
Thereafter	28	311.8	58.4%	412,800	50.9%
Total	1,745	533.7	100.0%	$810,049	100.0%

24	IRON MOUNTAIN 2024 FORM 10-K

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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

IRON MOUNTAIN 2024 FORM 10-K	25

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NYSE under the symbol "IRM". The closing price of our common stock on the NYSE on February 7, 2025 was $106.06. As of February 7, 2025, there were 3,444 holders of record of our common stock. See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended December 31, 2024, nor did we repurchase any shares of our common stock during the three months ended December 31, 2024.
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

IRON MOUNTAIN 2024 FORM 10-K	27

Part II

OVERVIEW
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn, a global program designed to accelerate the growth of our business. Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We have incurred approximately $378.5 million in Restructuring and other transformation costs from the inception of Project Matterhorn through December 31, 2024. We expect to incur approximately $150.0 million in costs related to Project Matterhorn during the year ending December 31, 2025, at which point the program is expected to be completed. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives. The following chart presents (in thousands) total Restructuring and other transformation costs related to Project Matterhorn from the inception of Project Matterhorn through December 31, 2024 and for the years ended December 31, 2024 and 2023:

From the Inception of Project Matterhorn through December 31, 2024

For the Year ended December 31, 2024

For the Year ended December 31, 2023

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•Our organic storage rental revenue growth is primarily driven by revenue management in our Global RIM Business segment, where we expect volume to be relatively stable in the near term, as well as by growth in our Global Data Center Business segment, primarily driven by lease commencements.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth in 2025 to benefit from our new and existing Global Digital Solutions offerings and ALM, as well as our traditional services.
•We expect continued total revenue and Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") growth in 2025 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
Our revenues consist of storage rental revenues and service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and of revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; (3) the decommissioning, data erasure, processing and disposition, and recycling or sale of IT hardware and component assets; (4) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, consulting services and the sale of software as a service; and (5) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout.
Cost of sales (excluding depreciation and amortization) consists primarily of labor, including wages and benefits for field personnel, facility occupancy costs (including rent and utilities), data center pass-through power costs, transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, labor and facility occupancy costs are the most significant. Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, IT, sales, account management and marketing personnel, as well as expenses related to communications, travel, professional fees, bad debts, training, office equipment and supplies.

28	IRON MOUNTAIN 2024 FORM 10-K

Part II

Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the year ended December 31, 2024 consists of the following:

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
•the levels of utilization of these properties; and
•data center power costs.
Trends in total wages and benefits in dollars and as a percentage of total revenue are influenced by:
•changes in headcount and compensation levels;
•achievement of incentive compensation targets;
•workforce productivity; and
•variability in costs associated with medical insurance and workers’ compensation.

Our depreciation and amortization charges result primarily from depreciation related to storage systems, which include buildings, building and leasehold improvements, data center infrastructure, racking structures and computer systems hardware and software. Amortization relates primarily to customer and supplier relationship intangible assets, Contract Costs (as defined below in Critical Accounting Estimates) and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.
Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2023 results at the 2024 average exchange rates. Constant currency growth rates are a non-GAAP measure.

IRON MOUNTAIN 2024 FORM 10-K	29

Part II

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE (WEAKENING) / STRENGTHENING OF FOREIGN CURRENCY
	2024	2023	2024	2023
Australian dollar	2.6%	2.6%	$0.660	$0.664	(0.6)%
British pound sterling	6.9%	7.2%	$1.278	$1.243	2.8%
Canadian dollar	4.9%	5.1%	$0.730	$0.741	(1.5)%
Euro	6.8%	6.6%	$1.082	$1.081	0.1%
The percentage of United States dollar-reported revenues for all other foreign currencies was 13.6% and 14.5% for the years ended December 31, 2024 and 2023, respectively.

30	IRON MOUNTAIN 2024 FORM 10-K

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2024	2023
Net Income (Loss)	$183,666	$187,263
Add/(Deduct):
Interest expense, net	721,559	585,932
Provision (benefit) for income taxes	60,872	39,943
Depreciation and amortization	900,905	776,159
Acquisition and Integration Costs(1)	35,842	25,875
Restructuring and other transformation	161,359	175,215
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	6,196	(12,825)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(2)	39,159	98,891
Stock-based compensation expense	118,138	73,799
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	8,684	11,425
Adjusted EBITDA	$2,236,380	$1,961,677
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

IRON MOUNTAIN 2024 FORM 10-K	31

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	YEAR ENDED DECEMBER 31,
	2024	2023
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.61	$0.63
Add/(Deduct):
Acquisition and Integration Costs	0.12	0.09
Restructuring and other transformation	0.54	0.60
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.02	(0.04)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.13	0.34
Stock-based compensation expense	0.40	0.25
Non-cash amortization related to derivative instruments(1)	0.06	0.07
Tax impact of reconciling items and discrete tax items(2)	(0.12)	(0.12)
Income (Loss) Attributable to Noncontrolling Interests	0.01	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(3)	$1.77	$1.82
(1)Relates to the amortization of the excluded component of our cross-currency swap agreements, which is recognized on a straight-line basis as a component of Interest expense, net in our Consolidated Statements of Operations.
(2)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the years ended December 31, 2024 and 2023 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2024 and 2023 was 15.6% and 12.3%, respectively.
(3)Columns may not foot due to rounding.

32	IRON MOUNTAIN 2024 FORM 10-K

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
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2024	2023
Net Income (Loss)	$183,666	$187,263
Add/(Deduct):
Real estate depreciation(1)	367,362	322,045
(Gain) loss on sale of real estate, net of tax(2)	(6,698)	(16,656)
Data center lease-based intangible assets amortization(3)	22,304	22,322
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	4,830	2,226
FFO (Nareit)	571,464	517,200
Add/(Deduct):
Acquisition and Integration Costs	35,842	25,875
Restructuring and other transformation	161,359	175,215
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	14,025	4,307
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	39,159	98,891
Stock-based compensation expense	118,138	73,799
Non-cash amortization related to derivative instruments	16,705	21,097
Real estate financing lease depreciation	13,135	12,019
Tax impact of reconciling items and discrete tax items(4)	(37,248)	(35,307)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(17)	(374)
FFO (Normalized)	$932,562	$892,722
(1)Includes depreciation expense related to owned real estate assets (land improvements, buildings, building and leasehold improvements, data center infrastructure and racking structures), excluding depreciation related to real estate financing leases.
(2)Tax expense associated with the gain on sale of real estate for the years ended December 31, 2024 and 2023 was approximately $1.1 million and $0.5 million, respectively.
(3)Includes amortization expense for Data Center In-Place Leases and Data Center Tenant Relationships as defined in Note 2.m. to Notes to Consolidated Financial Statements included in this Annual Report.
(4)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but has an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(6.2) million and $(18.1) million for the years ended December 31, 2024 and 2023, respectively.

IRON MOUNTAIN 2024 FORM 10-K	33

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
Certain costs to fulfill or obtain customer contracts and certain initial direct costs of obtaining data center leases, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, are collectively referred to as "Contract Costs". Contract Costs are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations, generally over a three year term, which we have determined is consistent with the transfer of the underlying performance obligations to which the assets relate. Different determinations on term length would result in differences in the amount and timing of amortization expense recognized.
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
Accounting for acquisitions of a business has resulted in the capitalization of the cost in excess of the estimated fair value of the net assets acquired in each of these acquisitions as goodwill. We estimate the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer and supplier relationship and data center lease-based intangible assets), property, plant and equipment (primarily buildings, building and leasehold improvements, data center infrastructure and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for a description of recent acquisitions.
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

34	IRON MOUNTAIN 2024 FORM 10-K

Part II

Of the net assets acquired in our acquisitions, the fair value of owned buildings, including data center infrastructure and building improvements, customer and supplier relationship and data center lease-based intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third parties to assist us in estimating the fair value of owned buildings, including data center infrastructure and building improvements, customer and supplier relationship and lease-based intangible assets and market rental rates for acquired operating leases. For acquisitions that are not significant or do not involve new markets or new products, we generally use third parties to assist us in estimating the fair value of owned buildings, including data center infrastructure and building improvements, and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer and supplier relationship intangible assets, above and below market in-place operating leases, and racking structures is determined internally. When estimating fair values internally, we use discounted cash flow models to determine the fair value of customer and supplier relationship intangible assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates. The fair value of above and below market in-place operating leases is determined internally using a discounted cash flow model, utilizing the difference in cash flows between the contractual lease payments over the remaining lease term and estimated market rental rates on comparable assets at the time of the acquisition. The fair value of acquired racking structures is determined internally by taking current estimated replacement cost at the date of acquisition for the quantity of racking structures acquired, discounted to take into account the quality (e.g. age, material and type) of the racking structures. We determine the fair value of tangible data center assets using an estimated replacement cost at the date of acquisition, then discounting for age, economic and functional obsolescence.
The fair value of the deferred purchase obligation associated with the ITRenew Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in this Annual Report) was determined utilizing a Monte-Carlo simulation model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected gross profits over the applicable achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the underlying arrangement and overall market risks.
The fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in this Annual Report) was determined utilizing a Monte-Carlo simulation model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected revenue over the achievement period, including adjustments for volatility and timing, as well as discount rates that account for the risk of the arrangement and overall market risks.
Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. Total supplier relationship intangible assets acquired in our 2024 acquisitions was approximately $131.5 million.
IMPAIRMENT OF TANGIBLE AND INTANGIBLE ASSETS
ASSETS SUBJECT TO DEPRECIATION OR AMORTIZATION
We review long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Examples of events or circumstances that may be indicative of impairment include, but are not limited to:
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
We did not record impairment charges for any of our long-lived assets or finite-lived intangibles during the years ended December 31, 2024 and 2023.

IRON MOUNTAIN 2024 FORM 10-K	35

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
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2024 and 2023. We concluded that as of October 1, 2024 and 2023, goodwill was not impaired.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2024 were as follows:

•North American Records and Information Management reporting unit ("North America RIM")
•Europe Records and Information Management reporting unit ("Europe RIM")
•Latin America Records and Information Management reporting unit ("Latin America RIM")
•Asia, Australia and New Zealand Records and Information Management reporting unit ("APAC RIM") •Media and Archive Services (formerly Entertainment Services) •Global Data Center •Fine Arts •ALM

See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.
Based on our goodwill impairment analysis as of October 1, 2024, all of our reporting units had estimated fair values exceeding their carrying values by greater than 35%. The ALM reporting unit represented approximately $749.6 million, or 14.7%, of our consolidated goodwill balance at December 31, 2024, and its fair value is most sensitive to changes in our assumptions. The following is a summary of the ALM reporting unit including the goodwill balance (in thousands), the percentage by which the fair value of the reporting unit exceeded its carrying value and certain key assumptions used by us in determining the fair value of the reporting unit as of October 1, 2024:

REPORTING UNIT	GOODWILL BALANCE AT OCTOBER 1, 2024	PERCENTAGE BY WHICH THE FAIR VALUE OF THE REPORTING UNIT EXCEEDED THE REPORTING UNIT CARRYING VALUE AS OF OCTOBER 1, 2024	KEY ASSUMPTIONS IN THE FAIR VALUE OF REPORTING UNIT MEASUREMENT AS OF OCTOBER 1, 2024
			DISCOUNT RATE	AVERAGE ANNUAL ADJUSTED EBITDA MARGIN USED IN DISCOUNTED CASH FLOW	AVERAGE ANNUAL CAPITAL EXPENDITURES AS PERCENTAGE OF REVENUE(1)	TERMINAL GROWTH RATE(2)
ALM	$748,000	57.4%	15.5%	15.4%	1.4%	3.5%
(1)For purposes of our goodwill impairment analysis, the term "capital expenditures" includes both growth investment and recurring capital expenditures.
(2)Terminal growth rates are applied after year 10 of our discounted cash flow analysis.
The fair values of our reporting units are generally determined using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach"). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for the ALM reporting unit where the estimated fair value exceeded its carrying value by approximately 57.4% as of October 1, 2024. The fair value of our ALM reporting unit was determined using a Discounted Cash Flow Model approach. We do not use a Market Approach when determining the fair value of our ALM reporting unit given a lack of directly comparable publicly traded guideline companies to ALM. The success of these businesses and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) market pricing trends of IT hardware and component assets.
ALM
Our ALM business provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition, and recycling or sale of IT hardware and component assets. ALM services are enabled by: (i) secure logistics, chain of custody and complete asset traceability practices; (ii) environmentally-responsible asset processing and recycling; and (iii) data sanitization and asset refurbishment services that enable value recovery through asset remarketing. The assumptions we used in determining fair value reflect the ongoing and anticipated expansion of these services, the maintenance and further development of the supplier relationships required to expand this business and meet customer demand and decommissioning schedules of our supplier's IT hardware and component assets, as well as demand for such assets at that time. The assumptions used also reflect market pricing for IT hardware and component assets that is consistent with pricing we observed in the current year.

36	IRON MOUNTAIN 2024 FORM 10-K

Part II

KEY ASSUMPTIONS
Key factors that could reasonably be expected to have a negative impact on the estimated fair value of these reporting units and potentially result in impairment charges include, but are not limited to: (i) a deterioration in general economic conditions, (ii) significant adverse changes in regulatory factors or in the business climate, (iii) adverse actions or assessment by regulators and (iv) changes in market trends due to the evolution of technology, all of which could result in adverse changes to the key assumptions used in valuing the reporting units. The inability to meet the assumptions used in the Discounted Cash Flow Model and Market Approach for each of the reporting units, or future adverse market conditions not currently known, could lead to a fair value that is less than the carrying value in any one of our reporting units.
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
Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2024.
We noted that, based on the estimated fair value of all of our reporting units determined as of October 1, 2024:
•a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of our reporting units as of October 1, 2024 by a range of approximately 9.9% to 12.5% but would not, however, have resulted in the carrying value of any of our reporting units exceeding their estimated fair value; and
•a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of our reporting units as of October 1, 2024 by a range of approximately 3.8% to 14.0% but would not, however, have resulted in the carrying value of any of our reporting units exceeding their estimated fair value.
At December 31, 2024, no factors were identified that would alter the conclusions of our October 1, 2024 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.
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
At December 31, 2024, we have federal net operating loss carryforwards of $95.5 million and disallowed interest expense carryforwards of $152.2 million, both of which can be carried forward indefinitely, and of which $89.2 million and $68.7 million, respectively, are expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $146.6 million and foreign disallowed interest expense carryforwards of $17.7 million, with various expiration dates (and in some cases no expiration date), subject to valuation allowances of approximately 72.0% and 46.5%, respectively. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
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

IRON MOUNTAIN 2024 FORM 10-K	37

Part II

We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2024 and 2023, we had approximately $25.9 million and $23.6 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
We provide for foreign withholding taxes on the undistributed earnings of our foreign TRSs because it is not our intention to reinvest the undistributed earnings of our foreign TRSs indefinitely outside the United States. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax.

38	IRON MOUNTAIN 2024 FORM 10-K

Part II

RESULTS OF OPERATIONS
The following information summarizes our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of our results for the year ended December 31, 2023 compared to the year ended December 31, 2022, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.
COMPARISON OF YEAR ENDED DECEMBER 31, 2024 TO YEAR ENDED DECEMBER 31, 2023
(IN THOUSANDS):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Revenues	$6,149,909	$5,480,289	$669,620	12.2%
Operating Expenses	5,140,390	4,558,511	581,879	12.8%
Operating Income	1,009,519	921,778	87,741	9.5%
Other Expenses, Net	825,853	734,515	91,338	12.4%
Net Income (Loss)	183,666	187,263	(3,597)	(1.9)%
Net Income (Loss) Attributable to Noncontrolling Interests	3,510	3,029	481	15.9%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$180,156	$184,234	$(4,078)	(2.2)%
Adjusted EBITDA(1)	$2,236,380	$1,961,677	$274,703	14.0%
Adjusted EBITDA Margin(1)	36.4%	35.8%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN 2024 FORM 10-K	39

Part II

REVENUES
Total revenues consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$3,682,259	$3,370,645	$311,614	9.2%	9.7%	0.8%	8.9%
Service	2,467,650	2,109,644	358,006	17.0%	17.3%	8.3%	9.0%
Total Revenues	$6,149,909	$5,480,289	$669,620	12.2%	12.6%	3.6%	9.0%
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
TOTAL REVENUES
For the year ended December 31, 2024, the increase in reported revenue was primarily driven by reported storage rental revenue growth and reported service revenue growth.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 include the following:

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
•an increase of $137.0 million due to our acquisition of Regency Technologies.

40	IRON MOUNTAIN 2024 FORM 10-K

Part II

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2024	2023
Labor	$1,052,568	$891,351	$161,217	18.1%	18.6%	17.1%	16.3%	0.8%
Facilities	1,114,316	1,028,765	85,551	8.3%	8.5%	18.1%	18.8%	(0.7)%
Transportation	179,166	158,737	20,429	12.9%	13.2%	2.9%	2.9%	—%
Product Cost of Sales and Other	350,499	278,947	71,552	25.7%	26.1%	5.7%	5.1%	0.6%
Total Cost of sales	$2,696,549	$2,357,800	$338,749	14.4%	14.7%	43.8%	43.0%	0.8%
Primary factors influencing the change in reported Cost of sales for the year ended December 31, 2024 compared to the year ended December 31, 2023 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business, and the impact of recent acquisitions;
•an increase in facilities expenses driven by increases in rent expense, utilities and real estate taxes;
•an increase in transportation expenses in our ALM business primarily driven by our acquisition of Regency Technologies; and
•an increase in product cost of sales in our ALM business as a result of higher product volumes and our acquisition of Regency Technologies.

IRON MOUNTAIN 2024 FORM 10-K	41

Part II

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
			DOLLAR CHANGE
	2024	2023		ACTUAL	CONSTANT CURRENCY	2024	2023
General, Administrative and Other	$977,345	$873,195	$104,150	11.9%	12.3%	15.9%	15.9%	—%
Sales, Marketing and Account Management	362,194	363,092	(898)	(0.2)%	—%	5.9%	6.6%	(0.7)%
Total Selling, general and administrative expenses	$1,339,539	$1,236,287	$103,252	8.4%	8.7%	21.8%	22.6%	(0.8)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense, recent acquisitions, professional fees and IT costs; and
•a decrease in sales, marketing and account management expenses, driven by lower compensation expense, primarily offset by increased professional fees and marketing costs.
DEPRECIATION AND AMORTIZATION
Our depreciation and amortization charges result primarily from depreciation related to storage systems, which include buildings, building and leasehold improvements, data center infrastructure, racking structures and computer systems hardware and software. Amortization relates primarily to customer and supplier relationship intangible assets, Contract Costs and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.
Depreciation expense increased $103.4 million, or 19.7%, on a reported dollar basis for the year ended December 31, 2024 compared to the year ended December 31, 2023. See Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $21.3 million, or 8.5%, on a reported dollar basis for the year ended December 31, 2024 compared to the year ended December 31, 2023.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the years ended December 31, 2024 and 2023 were approximately $35.8 million and $25.9 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the years ended December 31, 2024 and 2023 were approximately $161.4 million and $175.2 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND
EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the years ended December 31, 2024 and 2023 was approximately $6.2 million and $(12.8) million, respectively.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased $135.6 million to $721.6 million in the year ended December 31, 2024 from $585.9 million in the year ended December 31, 2023. The increase is primarily due to higher average debt outstanding during the year ended December 31, 2024 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.7% and 5.6% at December 31, 2024 and 2023, respectively. See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.

42	IRON MOUNTAIN 2024 FORM 10-K

Part II

OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE
DESCRIPTION	2024	2023
Foreign currency transaction (gains) losses, net(1)	$(39,064)	$36,799	$(75,863)
Debt extinguishment expense	5,678	—	5,678
Other, net(2)	76,808	71,841	4,967
Other expense (income), net	$43,422	$108,640	$(65,218)
(1)We recorded net foreign currency transaction gains of $39.1 million in the year ended December 31, 2024, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar compared to December 31, 2023 on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the year ended December 31, 2024 primarily consists of (i) a loss of approximately $41.0 million due to the change in value of our deferred purchase obligations and other deferred payments, (ii) approximately $29.2 million in charges associated with the agreement to purchase the remaining interest in the Web Werks JV (as defined and discussed in Note 3 to Notes to Consolidated Financial Statements included in this Annual Report) and (iii) losses on our equity method investments.
PROVISION (BENEFIT) FOR INCOME TAXES
We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
Our effective tax rates for the years ended December 31, 2024 and 2023 were 24.9% and 17.6%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate, (ii) tax law changes, (iii) volatility in foreign exchange gains and losses, (iv) the timing of the establishment and reversal of tax reserves, (v) our ability to utilize net operating losses and interest expenses that we generate and (vi) the taxability or deductibility of significant transactions.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2024	2023
The lack of tax benefits recognized for the ordinary losses and disallowed interest expenses of certain entities of $37.0 million and differences in the tax rates to which our foreign earnings are subject of $13.3 million, partially offset by the benefits derived from the dividends paid deduction of $33.9 million. In addition, we recorded gains and losses in Other expense (income), net during the period, for which there was no tax impact.

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

IRON MOUNTAIN 2024 FORM 10-K	43

Part II

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2024	2023
Net Income (Loss)	$183,666	$187,263	$(3,597)	(1.9)%
Net Income (Loss) as a percentage of Revenue	3.0%	3.4%
Adjusted EBITDA	$2,236,380	$1,961,677	$274,703	14.0%
Adjusted EBITDA Margin	36.4%	35.8%

Adjusted EBITDA Margin for the year ended December 31, 2024 increased 60 basis points from the prior year driven by favorable overhead management, offset by changes in our revenue mix.	↑ INCREASED BY $274.7 MILLION OR 14.0% Adjusted EBITDA

44	IRON MOUNTAIN 2024 FORM 10-K

Part II

SEGMENT ANALYSIS
See the discussion of Business Segments under Item I and Note 11 to Notes to Consolidated Financial Statements, both included in this Annual Report, for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$3,009,094	$2,834,352	$174,742	6.2%	6.7%	0.4%	6.3%
Service	1,970,344	1,827,424	142,920	7.8%	8.3%	0.4%	7.9%
Segment Revenue	$4,979,438	$4,661,776	$317,662	6.8%	7.3%	0.4%	6.9%
Segment Adjusted EBITDA	$2,223,117	$2,027,037	$196,080
Segment Adjusted EBITDA Margin	44.6%	43.5%
SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our traditional service activity levels and growth in our Global Digital Solutions business; and
•a 110 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

IRON MOUNTAIN 2024 FORM 10-K	45

Part II

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$606,294	$474,066	$132,228	27.9%	27.6%	2.8%	24.8%
Service	13,734	20,960	(7,226)	(34.5)%	(34.6)%	—%	(34.6)%
Segment Revenue	$620,028	$495,026	$125,002	25.3%	25.0%	2.8%	22.2%
Segment Adjusted EBITDA	$282,513	$215,945	$66,568
Segment Adjusted EBITDA Margin	45.6%	43.6%
SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 include the following:
•organic storage rental revenue growth from leases that commenced during 2024 and in prior periods, improved pricing and higher pass-through power costs, partially offset by churn of 700 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 200 basis point increase in Adjusted EBITDA Margin reflecting recent lease commencements, improved pricing and cost containment, partially offset by increased usage of pass-through power.

46	IRON MOUNTAIN 2024 FORM 10-K

Part II

CORPORATE AND OTHER (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2024	2023	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$66,871	$62,227	$4,644	7.5%	7.0%	1.7%	5.3%
Service	483,572	261,260	222,312	85.1%	84.7%	64.5%	20.2%
Revenue	$550,443	$323,487	$226,956	70.2%	69.7%	52.4%	17.3%
Adjusted EBITDA	$(269,250)	$(281,305)	$12,055
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other for the year ended December 31, 2024 compared to the year ended December 31, 2023 include the following:
•an increase in service revenue of $137.0 million due to our acquisition of Regency Technologies;
•organic service revenue growth in our ALM business reflecting increased volume and improved component pricing; and
•an increase in Adjusted EBITDA driven by service revenue improvement in our ALM business, including from the Regency Technologies acquisition, partially offset by higher compensation expense, professional fees and IT costs.

IRON MOUNTAIN 2024 FORM 10-K	47

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We have incurred approximately $378.5 million in Restructuring and other transformation costs from the inception of Project Matterhorn through December 31, 2024. We expect to incur approximately $150.0 million in costs related to Project Matterhorn during the year ending December 31, 2025, at which point the program is expected to be completed. During the years ended December 31, 2024 and 2023, we incurred approximately $161.4 million and $175.2 million, respectively, of Restructuring and other transformation costs related to Project Matterhorn, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2024	2023
Cash Flows from Operating Activities	$1,196,708	$1,113,567
Cash Flows from Investing Activities	(2,136,761)	(1,444,356)
Cash Flows from Financing Activities	876,745	425,666
Cash and Cash Equivalents, End of Year	155,716	222,789
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the year ended December 31, 2024, net cash flows provided by operating activities increased by $83.1 million compared to the prior year period primarily due to an increase in net income (excluding non-cash charges) of $114.9 million, partially offset by a decrease in cash from working capital of $31.8 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activities during the year ended December 31, 2024 included:
•Cash paid for capital expenditures of $1,791.6 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•Cash paid for acquisitions, net of cash acquired, of $178.4 million, primarily funded by borrowings under the Revolving Credit Facility (as defined below).
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the year ended December 31, 2024 included:
•Net proceeds of approximately $1,188.0 million associated with the issuance of the 6 1/4% Notes (as defined below).
•Net proceeds of approximately $492.0 million, primarily associated with borrowings under our data center credit facilities, which were used to partially finance the construction of our data centers.
•Payment of dividends in the amount of $789.5 million on our common stock.
•Equity contributions from noncontrolling interests of $230.8 million.
•Payments of deferred purchase obligations of $158.8 million.

48	IRON MOUNTAIN 2024 FORM 10-K

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
•Real Estate: Expenditures primarily related to investments in land, buildings, building and leasehold improvements and racking structures to grow our revenues, extend the useful life of an asset or achieve operational or cost efficiencies.
•Innovation and Other: Discretionary capital expenditures for new products and services as well as computer hardware and software to drive revenue growth, expand capacity or to achieve operational cost efficiencies in businesses other than our data center business. Integration costs of acquisitions are also included.
RECURRING CAPITAL EXPENDITURES:
•Data Center: Expenditures related to the replacement of equivalent components and overall maintenance of existing data center assets.
•Real Estate: Expenditures primarily related to the replacement of components of real estate assets such as buildings, building and leasehold improvements and racking structures.
•Non-Real Estate: Expenditures primarily related to the replacement of containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets that support the maintenance of existing revenues or avoidance of an increase in costs.
The following table presents our capital spend for 2024 and 2023 organized by the type of the spending as described above.

NATURE OF CAPITAL SPEND (IN THOUSANDS)	2024	2023
Growth Investment Capital Expenditures:
Data Center	$1,422,118	$964,198
Real Estate	204,248	201,036
Innovation and Other	131,195	81,135
Total Growth Investment Capital Expenditures	1,757,561	1,246,369
Recurring Capital Expenditures:
Data Center	19,728	17,198
Real Estate	56,781	58,465
Non-Real Estate	66,558	64,743
Total Recurring Capital Expenditures	143,067	140,406
Total Capital Spend (on accrual basis)	1,900,628	1,386,775
Net (decrease) increase in prepaid capital expenditures	(1,627)	14,174
Net (increase) decrease in accrued capital expenditures	(107,437)	(61,726)
Total Capital Spend (on cash basis)	$1,791,564	$1,339,223
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,950.0 million for the year ending December 31, 2025. Of this, we expect capital expenditures for growth investment of approximately $1,800.0 million, and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.

IRON MOUNTAIN 2024 FORM 10-K	49

Part II

NONCONTROLLING INTERESTS
During the quarter ended September 30, 2024, a put option available to our partner in our Iron Mountain Data Centers Virginia 4/5 JV, LP joint venture expired, triggering a change in the presentation of the related noncontrolling interest. Prior to September 30, 2024, the noncontrolling interest of approximately $53.4 million was presented as Redeemable noncontrolling interests in our Consolidated Balance Sheets. Our partner's interest is now presented as Noncontrolling interests in our Consolidated Balance Sheet.
During the quarter ended September 30, 2024, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 6/7 JV, LLC joint venture, which resulted in an initial Noncontrolling interest of approximately $103.1 million recorded in our Consolidated Balance Sheet at September 30, 2024.

50	IRON MOUNTAIN 2024 FORM 10-K

Part II

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. We had no significant concentrations of liquid investments as of December 31, 2024.
Long-term debt as of December 31, 2024 is as follows (in thousands):

	DECEMBER 31, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$121,000	$(9,253)	$111,747
Term Loan A	216,016	—	216,016
Term Loan B due 2031	1,840,181	(14,690)	1,825,491
Virginia 3 Term Loans	271,079	(3,013)	268,066
Virginia 4/5 Term Loans	76,535	(2,752)	73,783
Virginia 6 Term Loans	137,495	(4,605)	132,890
Virginia 7 Term Loans	32,074	(7,591)	24,483
Australian Dollar Term Loan	175,813	(265)	175,548
UK Bilateral Revolving Credit Facility	175,503	(1,034)	174,469
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	501,437	(789)	500,648
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(3,910)	996,090
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")	825,000	(3,838)	821,162
5% Senior Notes due 2028 (the "5% Notes due 2028")	500,000	(2,592)	497,408
7% Senior Notes due 2029 (the "7% Notes due 2029")	1,000,000	(8,686)	991,314
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(6,871)	993,129
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")	1,300,000	(8,399)	1,291,601
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")	1,100,000	(7,674)	1,092,326
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(9,900)	740,100
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")	600,000	(4,404)	595,596
6 1/4% Senior Notes due 2033 (the "6 1/4% Notes")	1,200,000	(14,517)	1,185,483
Real Estate Mortgages, Financing Lease Liabilities and Other	614,231	(1,825)	612,406
Accounts Receivable Securitization Program	400,000	(670)	399,330
Total Long-term Debt	13,836,364	(117,278)	13,719,086
Less Current Portion	(715,109)	—	(715,109)
Long-term Debt, Net of Current Portion	$13,121,255	$(117,278)	$13,003,977
See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our long-term debt.
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and a term loan B facility (the "Term Loan B due 2031"). The Credit Agreement also included a second term loan B facility (the "Term Loan B due 2026") until its extinguishment in August 2024. On June 7, 2024, July 2, 2024, August 19, 2024 and November 7, 2024, we completed amendments to our Credit Agreement. See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the various Credit Agreement amendments.

IRON MOUNTAIN 2024 FORM 10-K	51

Part II

The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2030, at which point all obligations become due. The Term Loan B due 2031 is scheduled to mature on January 31, 2031, at which point all obligations become due. As of December 31, 2024, we had $121.0 million, $216.0 million and $1,850.7 million outstanding under the Revolving Credit Facility, Term Loan A and the Term Loan B due 2031, respectively. As of December 31, 2024, we had various outstanding letters of credit totaling $7.8 million under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2024, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $2,621.2 million (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The weighted average interest rate in effect under the Revolving Credit Facility as of December 31, 2024 was 6.3%. The interest rates in effect under the Term Loan A and the Term Loan B due 2031 as of December 31, 2024 were 6.1% and 6.4%, respectively.
VIRGINIA CREDIT AGREEMENTS
As our Global Data Center Business continues to expand, we have entered into credit agreements in order to partially finance the construction of various data centers. These agreements primarily consist of term loan facilities with the following terms (in thousands):

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF December 31, 2024	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE(1)	UNUSED COMMITMENT FEE	MATURITY DATE(2)
Virginia 4/5	$204,987	$76,535	Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC	SOFR plus a credit spread adjustment of 0.1% plus 1.625%	0.49%	October 31, 2025
Virginia 3	275,000	271,079	Iron Mountain Data Centers Virginia 3, LLC	SOFR plus 2.50%	0.75%	August 31, 2026
Virginia 7 Term Loans	300,000	32,074	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
Virginia 6 Term Loans	210,000	137,495	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
(1)The term loans are indexed to the one-month Secured Overnight Financing Rate (the "SOFR") benchmark rate.
(2)All obligations will become due on the specified maturity dates. Each agreement includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding these agreements.
DECEMBER 2024 OFFERING
On December 6, 2024, IMI completed a private offering of (in thousands):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
6 1/4% Notes	$1,200,000	January 15, 2033	January 15 and July 15	December 6, 2029
(1)We may redeem the 6 1/4% Notes at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the 6 1/4% Notes at the redemption price or make-whole premium specified in the indenture governing the 6 1/4% Notes, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the 6 1/4% Notes at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
The 6 1/4% Notes were issued at 100% of par. The total net proceeds of approximately $1,188.0 million from the issuance, after deducting the initial purchasers' commissions, were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
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

52	IRON MOUNTAIN 2024 FORM 10-K

Part II

The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence and (iii) restructuring and other strategic initiatives. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions and (ii) events that are extraordinary, unusual or non-recurring.
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2024 are as follows:

	DECEMBER 31, 2024	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.0	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon the SOFR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
In April 2023, in anticipation of the discontinuance of the London Inter-Bank Offered Rate ("LIBOR") reference rate on June 30, 2023, we terminated interest rate swap agreements with notional amounts totaling $350.0 million that were indexed to the one-month LIBOR benchmark rate. The terminated swap agreements had associated unrealized gains at the termination date of approximately $10.1 million. These gains were included in Accumulated other comprehensive items, net and have been reclassified into earnings as reductions to interest expense from the termination date through March 2024, the original maturity date of these interest rate swap agreements.
As of December 31, 2024 and 2023, we have approximately $1,482.0 million and $520.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of December 31, 2024, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.

IRON MOUNTAIN 2024 FORM 10-K	53

Part II

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of December 31, 2024, our cross-currency interest rate swap agreements have maturity dates ranging from August 2025 through November 2026.
The notional values of our cross-currency interest rate swaps, by currency, as of December 31, 2024 and 2023 are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Euro	$509,187	$509,187
Canadian dollar	350,000	—
	$859,187	$509,187
We have designated these cross-currency swap agreements as hedges of net investments in our Euro and Canadian dollar denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The excluded component of our cross-currency swap agreements is recorded in Accumulated other comprehensive items, net and amortized to interest expense on a straight-line basis.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on our derivative instruments.
ACQUISITIONS
See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our acquisitions.
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200.0 million, subject to certain working capital adjustments at, and subsequent to, the closing, with $125.0 million paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining $75.0 million (the "January 2025 Payment"), paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Consolidated Balance Sheet at December 31, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200.0 million based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned. The preliminary fair value estimate of this deferred purchase obligation as of the acquisition date was approximately $78.4 million. The fair value of the deferred purchase obligation is included as a component of Other long-term liabilities in our Consolidated Balance Sheet at December 31, 2024. Subsequent increases or decreases in the fair value estimate of the deferred purchase obligation, as well as the accretion of the discount to present value, is included as a component of Other expense (income), net in our Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other.
PRIOR YEAR ACQUISITION UPDATE
On July 1, 2024, we entered into an agreement with the minority shareholders of Web Werks India Private Limited to acquire the remaining approximately 36.61% interest in the Web Werks JV in two separate transactions. As a result of the agreement, during the third quarter of 2024, we recognized a charge of approximately $29.2 million, which is included as a component of Other expense (income), net in our Consolidated Statement of Operations for the year ended December 31, 2024. On July 5, 2024, we completed the acquisition of an approximately 8.55% interest in the Web Werks JV ("Tranche I") for approximately 3,000.0 million Indian rupees (or approximately $35.0 million based upon the exchange rate between the United States dollar and the Indian rupee on the closing date of Tranche I). Subsequent to the Tranche I payment, our ownership interest in the Web Werks JV is approximately 71.94%. In March 2025, we will be required to make an additional payment of approximately 9,600.0 million Indian rupees (or approximately $112.2 million, based upon the exchange rate between the United States dollar and the Indian rupee as of December 31, 2024) to acquire the remaining approximately 28.06% interest in the Web Werks JV ("Tranche II"). As part of the Tranche II payment in March 2025, we may also make an incremental payment of approximately 1,000.0 million Indian rupees (or approximately $11.7 million, based upon the exchange rate between the United States dollar and the Indian rupee as of December 31, 2024) (the "Incremental Payment") if certain infrastructure goals are achieved before December 31, 2024. We are currently assessing the achievement of these goals. The liability associated with Tranche II and our current estimate of the Incremental Payment is included within Accrued expenses and other current liabilities in our Consolidated Balance Sheet at December 31, 2024.

54	IRON MOUNTAIN 2024 FORM 10-K

Part II

INVESTMENTS
JOINT VENTURE SUMMARY
The following joint venture is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying value and equity interest in our unconsolidated joint venture at December 31, 2024 is as follows (in thousands):

	December 31, 2024
	CARRYING VALUE	EQUITY INTEREST
Joint venture with AGC Equity Partners	$61,075	20.00%
NET OPERATING LOSSES
At December 31, 2024, we have federal net operating loss carryforwards of $95.5 million and disallowed interest expense carryforwards of $152.2 million, both of which can be carried forward indefinitely, and of which $89.2 million and $68.7 million, respectively, are expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $146.6 million and foreign disallowed interest expense carryforwards of $17.7 million, with various expiration dates (and in some cases no expiration date), subject to valuation allowances of approximately 72.0% and 46.5%, respectively.

IRON MOUNTAIN 2024 FORM 10-K	55

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. We had no significant concentrations of liquid investments as of December 31, 2024. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75.0 million. As of December 31, 2024, our cash and cash equivalents balance was $155.7 million.
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
As of December 31, 2024, approximately 14.4%, or $1,989.4 million, of our total long-term debt outstanding was subject to variable interest rates. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2024 would have been reduced by approximately $23.2 million.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our interest rate swaps and Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2024.
CURRENCY RISK
Our international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the United States dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the British pound sterling, Euro, Canadian dollar and Australian dollar. Declines in the value of the local currencies in which we are paid relative to the United States dollar will cause revenues in United States dollar terms to decrease and dollar-denominated liabilities to increase in local currency. The impact of currency fluctuations on our earnings is mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations with and between certain of our subsidiaries of differing functional currencies, resulting in foreign transaction gains or losses based on period-end exchange rates.
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
We have entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and certain of our functional foreign currencies, including the Euro and the Canadian dollar. These cross-currency swap agreements are designated as a hedge of net investment against certain of our Euro and Canadian dollar denominated subsidiaries and require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, which are recorded as either a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net, while unrecognized losses are recognized as liabilities, which are recorded as either a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our cross-currency swap agreements.

56	IRON MOUNTAIN 2024 FORM 10-K

Part II

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2024 functional currencies, relative to the United States dollar, would result in a reduction in our equity of $335.6 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in Item 15(a) of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

IRON MOUNTAIN 2024 FORM 10-K	57

Part II

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

58	IRON MOUNTAIN 2024 FORM 10-K

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 14, 2025

IRON MOUNTAIN 2024 FORM 10-K	59

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

60	IRON MOUNTAIN 2024 FORM 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated by reference to our Proxy Statement.
The Company has adopted its Insider Trading Policy containing insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by the Company or its directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed hereto as Exhibit 19.1 to this Annual Report on Form 10-K.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to our Proxy Statement.

62	IRON MOUNTAIN 2024 FORM 10-K

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements filed as part of this report:
(b)Exhibits filed as part of this report: As listed in the Exhibit Index following the Financial Statement Schedule III-Schedule of Real Estate and Accumulated Depreciation.

64	IRON MOUNTAIN 2024 FORM 10-K

Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

IRON MOUNTAIN 2024 FORM 10-K	65

Part IV

GOODWILL - ASSET LIFECYCLE MANAGEMENT REPORTING UNIT - REFER TO NOTE 2.L. TO THE FINANCIAL STATEMENTS
CRITICAL AUDIT MATTER DESCRIPTION
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company determined the fair value of the Asset Lifecycle Management reporting unit based on the present value of future cash flows (the "Discounted Cash Flow Model"). The determination of the fair value using the Discounted Cash Flow Model requires management to make significant assumptions related to future revenue growth rates, operating margins, and discount rates. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. The goodwill balance allocated to the Asset Lifecycle Management reporting unit was $748.0 million as of October 1, 2024 (goodwill impairment testing date). The fair value of the Asset Lifecycle Management reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 14, 2025

We have served as the Company’s auditor since 2002.

66	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$155,716	$222,789
Accounts receivable (less allowances of $86,712 and $74,762 as of December 31, 2024 and 2023, respectively)	1,291,379	1,259,826
Prepaid expenses and other	244,127	252,930
Total Current Assets	1,691,222	1,735,545
Property, plant and equipment	11,985,997	10,373,989
Less—Accumulated depreciation	(4,354,398)	(4,059,120)
Property, Plant and Equipment, Net	7,631,599	6,314,869
Other Assets, Net:
Goodwill	5,083,817	5,017,912
Customer and supplier relationships and other intangible assets	1,274,731	1,279,800
Operating lease right-of-use assets	2,489,893	2,696,024
Other	545,853	429,652
Total Other Assets, Net	9,394,294	9,423,388
Total Assets	$18,717,115	$17,473,802
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$715,109	$120,670
Accounts payable	678,716	539,594
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,366,568	1,250,259
Deferred revenue	326,882	325,665
Total Current Liabilities	3,087,275	2,236,188
Long-term Debt, net of current portion	13,003,977	11,812,500
Long-term Operating Lease Liabilities, net of current portion	2,334,826	2,562,394
Other Long-term Liabilities	312,199	237,590
Deferred Income Taxes	205,341	235,410
Commitments and Contingencies
Redeemable Noncontrolling Interests	78,171	177,947
(Deficit) Equity:
Iron Mountain Incorporated Stockholders’ (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 293,592,637 shares and 292,142,739 shares as of December 31, 2024 and 2023, respectively)	2,936	2,921
Additional paid-in capital	4,647,330	4,533,691
(Distributions in excess of earnings) Earnings in excess of distributions	(4,583,436)	(3,953,808)
Accumulated other comprehensive items, Net	(569,952)	(371,156)
Total Iron Mountain Incorporated Stockholders’ (Deficit) Equity	(503,122)	211,648
Noncontrolling Interests	198,448	125
Total (Deficit) Equity	(304,674)	211,773
Total Liabilities and (Deficit) Equity	$18,717,115	$17,473,802
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2024 FORM 10-K	67

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Revenues:
Storage rental	$3,682,259	$3,370,645	$3,034,023
Service	2,467,650	2,109,644	2,069,551
Total Revenues	6,149,909	5,480,289	5,103,574
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	2,696,549	2,357,800	2,189,120
Selling, general and administrative	1,339,539	1,236,287	1,140,577
Depreciation and amortization	900,905	776,159	727,595
Acquisition and Integration Costs	35,842	25,875	47,746
Restructuring and other transformation	161,359	175,215	41,933
Loss (gain) on disposal/write-down of property, plant and equipment, net	6,196	(12,825)	(93,268)
Total Operating Expenses	5,140,390	4,558,511	4,053,703
Operating Income (Loss)	1,009,519	921,778	1,049,871
Interest Expense, Net (includes Interest Income of $14,672, $12,471 and $8,276 in 2024, 2023 and 2022, respectively)	721,559	585,932	488,014
Other Expense (Income), Net	43,422	108,640	(69,781)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	244,538	227,206	631,638
Provision (Benefit) for Income Taxes	60,872	39,943	69,489
Net Income (Loss)	183,666	187,263	562,149
Less: Net income (loss) attributable to noncontrolling interests	3,510	3,029	5,168
Net Income (Loss) Attributable to Iron Mountain Incorporated	$180,156	$184,234	$556,981
Earnings (Losses) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.61	$0.63	$1.92
Diluted	$0.61	$0.63	$1.90
Weighted Average Common Shares Outstanding:
Basic	293,365	291,936	290,812
Diluted	296,234	293,965	292,444
The accompanying notes are an integral part of these consolidated financial statements.

68	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Net Income (Loss)	$183,666	$187,263	$562,149
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(195,368)	80,657	(113,966)
Change in Fair Value of Derivative Instruments	(1,767)	(2,454)	9,829
Reclassifications from Accumulated Other Comprehensive Items, net	(2,528)	(7,580)	—
Total Other Comprehensive (Loss) Income	(199,663)	70,623	(104,137)
Comprehensive (Loss) Income	(15,997)	257,886	458,012
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,643	2,805	4,687
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(18,640)	$255,081	$453,325
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2024 FORM 10-K	69

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

		IRON MOUNTAIN INCORPORATED STOCKHOLDERS’ (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
Issuance of shares under employee stock purchase and option plans and stock-based compensation	52,012	1,073,235	10	52,002	—	—	—	—
Changes in equity related to noncontrolling interests	9,734	—	—	6,099	—	—	3,635	(8,264)
Parent cash dividends declared	(728,101)	—	—	—	(728,101)	—	—	—
Other comprehensive (loss) income	(104,250)	—	—	—	—	(103,656)	(594)	113
Net income (loss)	557,343	—	—	—	556,981	—	362	4,806
Noncontrolling interests equity contributions and related costs	(2,494)	—	—	(2,619)	—	—	125	29,047
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,953)
Redemption of noncontrolling Interests	(4,519)	—	—	—	—	—	(4,519)	—
Balance, December 31, 2022	636,793	290,830,296	2,908	4,468,035	(3,392,272)	(442,003)	125	95,160
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	65,045	1,312,443	13	65,032	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	970	—	—	970	—	—	—	(1,367)
Parent cash dividends declared	(745,770)	—	—	—	(745,770)	—	—	—
Other comprehensive income (loss)	70,847	—	—	—	—	70,847	—	(224)
Net income (loss)	184,234	—	—	—	184,234	—	—	3,029
Noncontrolling interests equity contributions and related costs	(346)	—	—	(346)	—	—	—	24,684
Noncontrolling interests dividends	—	—	—	—	—	—	—	(3,855)
Redemption of noncontrolling Interests	—	—	—	—	—	—	—	60,520
Balance, December 31, 2023	211,773	292,142,739	2,921	4,533,691	(3,953,808)	(371,156)	125	177,947
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	105,941	1,449,898	15	105,926	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(9,529)	—	—	(62,940)	—	—	53,411	(105,470)
Parent cash dividends declared	(809,784)	—	—	—	(809,784)	—	—	—
Other comprehensive (loss) income	(198,796)	—	—	—	—	(198,796)	—	(867)
Net income (loss)	181,819	—	—	—	180,156	—	1,663	1,847
Noncontrolling interests equity contributions and related costs	213,910	—	—	70,653	—	—	143,257	7,390
Noncontrolling interests dividends	(8)	—	—	—	—	—	(8)	(2,676)
Balance, December 31, 2024	$(304,674)	293,592,637	$2,936	$4,647,330	$(4,583,436)	$(569,952)	$198,448	$78,171
The accompanying notes are an integral part of these consolidated financial statements.

70	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$183,666	$187,263	$562,149
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	629,296	525,850	478,984
Amortization (includes amortization of deferred financing costs and discounts of $25,580, $16,859 and $18,044 in 2024, 2023 and 2022, respectively)	297,189	267,168	266,655
Revenue reduction associated with amortization of customer inducements and data center above- and below-market leases	5,347	7,036	8,119
Stock-based compensation expense	118,138	73,799	56,861
(Benefit) provision for deferred income taxes	(41,415)	(35,264)	(55,920)
Loss (gain) on disposal/write-down of property, plant and equipment, net	6,196	(12,825)	(93,268)
Loss on deconsolidation	—	—	105,825
Loss (gain) associated with the remeasurement of deferred purchase obligations	29,498	—	(93,600)
Loss (gain) associated with the Clutter transactions	—	38,000	(35,821)
Foreign currency transactions and other, net	41,191	103,134	(19,853)
(Increase) decrease in assets	(78,282)	(70,287)	(224,641)
Increase (decrease) in liabilities	5,884	29,693	(27,795)
Cash Flows from Operating Activities	1,196,708	1,113,567	927,695
Cash Flows from Investing Activities:
Capital expenditures	(1,791,564)	(1,339,223)	(875,378)
Cash paid for acquisitions, net of cash acquired	(178,414)	(41,849)	(803,690)
Acquisition of customer intangibles	(62,386)	(5,874)	(8,205)
Contract costs	(112,542)	(95,124)	(70,336)
Investments in joint ventures and other investments, net	(9,834)	(15,830)	(73,233)
Proceeds from sales of property and equipment and other, net	17,979	53,544	170,419
Cash Flows from Investing Activities	(2,136,761)	(1,444,356)	(1,660,423)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(14,473,019)	(18,191,921)	(11,593,452)
Proceeds from revolving credit facility, term loan facilities and other debt	14,965,010	18,386,168	12,949,766
Net proceeds from sales of senior notes	1,188,000	990,000	—
Equity contributions from noncontrolling interests	230,814	24,684	29,172
Debt repayment and equity distribution to noncontrolling interests	(2,684)	(3,855)	(2,953)
Repurchase of noncontrolling interest	(35,203)	(400)	(4,519)
Parent cash dividends	(789,527)	(737,650)	(724,388)
Payment of deferred purchase obligations	(158,775)	—	—
Net (payments) proceeds associated with employee stock-based awards	(12,197)	(8,754)	(4,849)
Other, net	(35,674)	(32,606)	(9,570)
Cash Flows from Financing Activities	876,745	425,666	639,207
Effect of Exchange Rates on Cash and Cash Equivalents	(3,765)	(13,885)	(20,510)
(Decrease) increase in Cash and Cash Equivalents	(67,073)	80,992	(114,031)
Cash and Cash Equivalents, Beginning of Year	222,789	141,797	255,828
Cash and Cash Equivalents, End of Year	$155,716	$222,789	$141,797
Supplemental Information:
Cash Paid for Interest	$770,688	$512,446	$482,673
Cash Paid for Income Taxes, Net	$90,742	$89,599	$99,631
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$144,498	$135,492	$49,836
Accrued Capital Expenditures	$341,752	$234,315	$172,589
Deferred Purchase Obligations and Other Deferred Payments	$268,861	$18,575	$193,033
Dividends Payable	$222,649	$202,392	$194,272
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2024 FORM 10-K	71

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
(In thousands, except share and per share data)
1. NATURE OF BUSINESS
The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us").
IMI was founded in an underground facility near Hudson, New York in 1951 where it stored business records. Today, we are a global leader in information management services, and we are trusted by more than 240,000 customers in 61 countries, including approximately 95% of the Fortune 1000, to help unlock value and intelligence from their assets through services that transcend the physical and digital worlds. Our broad range of solutions address their information management, digital transformation, information security, data center and asset lifecycle management (“ALM”) needs. Our longstanding commitment to safety, security, sustainability and innovation in support of our customers underpins everything we do. We currently serve customers across an array of market verticals — commercial, legal, financial, healthcare, technology, insurance, life sciences, energy, business services, entertainment and government organizations.
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. PRINCIPLES OF CONSOLIDATION
The accompanying financial statements reflect our financial position, results of operations, comprehensive income (loss), (deficit) equity and cash flows on a consolidated basis. The accompanying financial statements include the results of those entities over which we have a controlling financial interest or of which we are deemed to be the primary beneficiary. All intercompany transactions and account balances have been eliminated.
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
C. CHANGES IN PRESENTATION
Certain items previously reported under specific captions within the statement of cash flows and Note 10 have been reclassified to conform to the current year presentation.
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

72	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
F. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT MEMO RESERVES
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. We evaluate and monitor the collectability of accounts receivable based on a combination of factors, including historical loss experience, assessments of trends in our aged receivables and credit memo activity, the location of our businesses, the composition of our customer base, our product and service lines, potential future macroeconomic factors, including natural disasters, and reasonable and supportable forecasts for expected future collectability of our outstanding receivables. Continued adjustments will be made, as it becomes evident, should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection. Our highly diverse global customer base, with no single customer accounting for more than approximately 1% of revenue during the years ended December 31, 2024, 2023 and 2022, limits our exposure to concentration of credit risk. Additionally, we write off uncollectible balances as circumstances warrant, generally no later than one year past due.
The rollforward of the allowance for doubtful accounts and credit memo reserves is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CREDIT MEMOS CHARGED TO REVENUE	ALLOWANCE FOR BAD DEBTS CHARGED TO EXPENSE	DEDUCTIONS AND OTHER(1)	BALANCE AT END OF THE YEAR
2024	$74,762	$104,130	$45,123	$(137,303)	$86,712
2023	54,143	92,881	32,692	(104,954)	74,762
2022	62,009	62,891	13,666	(84,423)	54,143
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.
G. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. We had no significant concentrations of liquid investments as of December 31, 2024 and 2023. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75,000. See Note 2.p.

IRON MOUNTAIN 2024 FORM 10-K	73

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. PREPAID EXPENSES AND ACCRUED EXPENSES
Prepaid expenses totaled $131,615 and $126,904 as of December 31, 2024 and 2023, respectively. There were no other items greater than 5% of total current assets included within Prepaid expenses and other as of December 31, 2024 and 2023.
Accrued expenses and other current liabilities with items greater than 5% of total current liabilities are shown separately and consist of the following:

	DECEMBER 31,
DESCRIPTION	2024	2023
Current portion of operating lease liabilities	$315,400	$291,795
Accrued compensation and benefits	244,499	242,992
Dividends	222,649	202,392
Interest	164,336	175,218
Deferred purchase obligations, purchase price holdbacks and other	137,207	171,273
Other	282,477	166,589
Accrued expenses and other current liabilities	$1,366,568	$1,250,259
I. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

DESCRIPTION	RANGE
Buildings, building improvements and data center infrastructure	5 to 40
Leasehold improvements	5 to 20 or life of the lease (whichever is shorter)
Racking structures	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	1 to 10
Computer hardware and software	2 to 7
Property, plant and equipment (including financing leases in the respective categories), at cost, consist of the following:

	DECEMBER 31,
DESCRIPTION	2024	2023
Land	$670,529	$536,780
Buildings, building improvements and data center infrastructure	4,768,835	3,819,241
Leasehold improvements	1,536,919	1,166,810
Racking structures	1,978,923	2,054,046
Warehouse equipment/vehicles	644,340	526,965
Furniture and fixtures	45,918	46,094
Computer hardware and software	751,627	601,273
Construction in progress	1,588,906	1,622,780
Property, plant and equipment	$11,985,997	$10,373,989
Minor maintenance costs are expensed as incurred. Major improvements which (i) extend the life, (ii) increase the capacity or functionality or (iii) improve the safety or the efficiency of property owned are capitalized and depreciated. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

74	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZED INTEREST
We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended December 31, 2024, 2023 and 2022, capitalized interest is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Capitalized interest	$63,333	$44,845	$14,078
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
During the years ended December 31, 2024, 2023 and 2022, capitalized costs associated with the development of internal use computer software projects are as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Capitalized costs associated with the development of internal use computer software projects	$69,055	$64,488	$44,152
ASSET RETIREMENT OBLIGATIONS
Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligations are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2024 and 2023 were $43,844 and $36,602, respectively, and are included in Other Long-term Liabilities in our Consolidated Balance Sheets.

IRON MOUNTAIN 2024 FORM 10-K	75

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. LEASES
We lease facilities for certain warehouses, data centers and office spaces. We also have land leases, including those on which certain facilities are located. The majority of our leased facilities are classified as operating leases that, on average, have initial lease terms of five to 10 years, with one or more lease renewal options to extend the lease term. Our lease renewal option terms generally range from one to five years. The exercise of the lease renewal option is at our sole discretion and may contain fixed rent, fair market value based rent or Consumer Price Index rent escalation clauses. We include option periods in the lease term when our failure to renew the lease would result in an economic disincentive, thereby making it reasonably certain that we will renew the lease. We recognize straight line rental expense over the life of the lease and any fair market value or Consumer Price Index rent escalations are recognized as variable lease expense in the period in which the obligation is incurred. In addition, we lease certain vehicles and equipment. Vehicle and equipment leases typically have lease terms ranging from one to seven years.
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
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2024 and 2023 are as follows:

	DECEMBER 31,
DESCRIPTION	2024	2023
Assets:
Operating lease right-of-use assets(1)	$2,489,893	$2,696,024
Financing lease right-of-use assets, net of accumulated depreciation(2)(3)	359,265	304,600
Liabilities:
Current
Operating lease liabilities	$315,400	$291,795
Financing lease liabilities(3)	128,397	39,089
Long-term
Operating lease liabilities	$2,334,826	$2,562,394
Financing lease liabilities(3)	278,444	310,776
(1)At December 31, 2024 and 2023, these assets are comprised of approximately 99% real estate related assets (which include land, buildings, data center infrastructure and racking structures) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2)At December 31, 2024, these assets are comprised of approximately 58% real estate related assets and 42% non-real estate related assets. At December 31, 2023, these assets are comprised of approximately 68% real estate related assets and 32% non-real estate related assets.
(3)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Consolidated Balance Sheets.

76	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The components of the lease expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2024	2023	2022
Operating lease cost(1)	$682,960	$660,889	$574,115
Financing lease cost:
Depreciation of financing lease right-of-use assets	$50,548	$42,089	$42,708
Interest expense for financing lease liabilities	21,949	18,638	17,329
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $163,916, $142,154 and $119,184 for the years ended December 31, 2024, 2023 and 2022, respectively.
Weighted average remaining lease terms and discount rates as of December 31, 2024 and 2023 are as follows:

	DECEMBER 31, 2024		DECEMBER 31, 2023
	OPERATING LEASES	FINANCING LEASES	OPERATING LEASES	FINANCING LEASES
Remaining Lease Term	9.9 years	7.8 years	10.6 years	9.2 years
Discount Rate	6.8%	6.3%	6.6%	6.1%
The estimated minimum future lease payments (receipts) as of December 31, 2024 are as follows:

YEAR	OPERATING LEASES(1)	SUBLEASE INCOME	FINANCING LEASES(1)
2025	$479,248	$(5,471)	$143,971
2026	447,698	(3,469)	55,849
2027	409,142	(2,980)	45,534
2028	364,352	(2,135)	81,501
2029	327,061	(1,331)	33,958
Thereafter	1,669,671	(1,402)	125,841
Total minimum lease payments (receipts)	3,697,172	$(16,788)	486,654
Less amounts representing interest or imputed interest	1,046,946		79,813
Present value of lease obligations	$2,650,226		$406,841
(1)Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes.
Other information: Supplemental cash flow information relating to our leases for the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2024	2023	2022
Operating cash flows used in operating leases	$473,474	$450,412	$409,163
Operating cash flows used in financing leases (interest)	21,949	18,638	17,329
Financing cash flows used in financing leases	54,366	52,284	44,869
NON-CASH ITEMS:
Operating lease modifications and reassessments	$29,345	$86,948	$179,094
New operating leases (including acquisitions and sale-leaseback transactions)	118,813	306,479	540,830

IRON MOUNTAIN 2024 FORM 10-K	77

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
Loss (gain) on disposal/write-down of property, plant and equipment, net for the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Loss (gain) on disposal/write-down of property, plant and equipment, net	$6,196	$(12,825)	$(93,268)
Primarily consists of(1):	•Losses related to the disposal of assets associated with facility consolidations.
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

(1) The gains recognized during the years ended December 31, 2023 and 2022 are the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in Note 2.j.
L. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We test goodwill annually on October 1, and more frequently if impairment indicators arise that would require an interim test. We have performed our annual goodwill impairment review as of October 1, 2024, 2023 and 2022. We concluded that as of October 1, 2024, 2023 and 2022, goodwill was not impaired.

78	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REPORTING UNITS AS OF OCTOBER 1, 2023
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2023 were as follows:

•North America Records and Information Management ("North America RIM")
•Europe Records and Information Management ("Europe RIM")
•Middle East, North Africa, South Africa and Turkey Information Management ("MENATSA RIM")
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
2024 REPORTING UNIT CHANGES
During 2024, as a result of the realignment of our global managerial structure, we reassessed the composition of our reporting units. The realignment of our global managerial structure did not change the composition of our reportable segments (as described and defined in Note 11). As a result of the reassessment, our businesses that were previously managed under our former MENATSA RIM reporting unit are now managed as part of our "Europe RIM" reporting unit. Additionally, our former Entertainment Services reporting unit is now referred to as "Media and Archive Services" to more accurately reflect the offerings of this business. There were no changes to our other reporting units.
REPORTING UNITS AS OF OCTOBER 1, 2024
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2024 were as follows:

•North America RIM •Europe RIM •Latin America RIM •APAC RIM	•Media and Archive Services •Global Data Center •Fine Arts •ALM
There were no changes to the composition of our reporting units between October 1, 2024 and December 31, 2024.

IRON MOUNTAIN 2024 FORM 10-K	79

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2024
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2024 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31, 2024
Global RIM Business	North America RIM	$2,675,999
	Europe RIM	542,521
	Latin America RIM	99,599
	APAC RIM	467,059
	Media and Archive Services	31,696
Global Data Center Business	Global Data Center	469,461
Corporate and Other	Fine Arts	47,925
	ALM	749,557
Total		$5,083,817
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
The changes in the carrying value of goodwill attributable to each reportable segment for the years ended December 31, 2024 and 2023 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2022	$3,852,946	$418,502	$611,286	$4,882,734
Tax deductible goodwill acquired during the year	—	—	11,928	11,928
Non-tax deductible goodwill acquired during the year	21,594	56,674	383	78,651
Fair value and other adjustments	(80)	—	2,333	2,253
Currency effects	37,485	3,754	1,107	42,346
Goodwill balance, net of accumulated amortization, as of December 31, 2023	3,911,945	478,930	627,037	5,017,912
Tax deductible goodwill acquired during the year	—	—	132,891	132,891
Non-tax deductible goodwill acquired during the year	—	—	39,646	39,646
Fair value and other adjustments	372	(186)	(186)	—
Currency effects	(95,443)	(9,283)	(1,906)	(106,632)
Goodwill balance, net of accumulated amortization, as of December 31, 2024	$3,816,874	$469,461	$797,482	$5,083,817
Accumulated Goodwill Impairment Balance as of December 31, 2023	$132,409	$—	$26,011	$158,420
Accumulated Goodwill Impairment Balance as of December 31, 2024	$132,409	$—	$26,011	$158,420

80	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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

IRON MOUNTAIN 2024 FORM 10-K	81

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2024 and 2023, respectively, are as follows:

	DECEMBER 31, 2024			DECEMBER 31, 2023
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Assets:
Customer and supplier relationship intangible assets(1)	$2,268,949	$(1,035,846)	$1,233,103	$2,144,641	$(933,084)	$1,211,557
Customer inducements(1)	38,782	(19,706)	19,076	47,565	(25,562)	22,003
Data center lease-based intangible assets(1)(2)	138,714	(116,162)	22,552	141,628	(95,422)	46,206
Third-party commissions asset and other(3)	86,314	(51,508)	34,806	77,638	(39,323)	38,315
Liabilities:
Data center below-market leases(4)	$10,819	$(7,275)	$3,544	$10,873	$(5,772)	$5,101
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
Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Customer Inducements and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Amortization expense included in depreciation and amortization associated with:
Customer and supplier relationship intangible assets	$155,872	$153,128	$156,779
Data center in-place leases and tenant relationships	22,304	22,322	16,955
Third-party commissions asset and other	16,478	12,541	16,148
Revenue reduction associated with amortization of:
Customer inducements and data center above-market and below-market leases	$5,347	$7,036	$8,119
Estimated amortization expense for existing finite-lived intangible assets (excluding Contract Costs, as defined in Note 2.s.) is as follows:

	ESTIMATED AMORTIZATION
YEAR	INCLUDED IN DEPRECIATION AND AMORTIZATION	REVENUE REDUCTION ASSOCIATED WITH CUSTOMER INDUCEMENTS AND DATA CENTER ABOVE-MARKET AND BELOW-MARKET LEASES
2025	$178,310	$4,493
2026	150,079	3,887
2027	131,057	2,838
2028	121,642	1,400
2029	107,935	1,114
Thereafter	601,323	1,915

82	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
O. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments are measured at fair value and are recorded as either assets or liabilities in our Consolidated Balance Sheets. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction concurrently with the execution of the derivative instrument. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may enter into cross-currency swaps to hedge the variability of exchange rates between the United States dollar and the currencies of our foreign subsidiaries, as well as interest rates. We may also use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Gains and losses realized as a result of the maturing or termination of our interest rate swaps and cross-currency swaps are reflected as operating cash flows within our Consolidated Statements of Cash Flows. As of December 31, 2024 and 2023, none of our derivative instruments contained credit-risk related contingent features. See Note 6.
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

IRON MOUNTAIN 2024 FORM 10-K	83

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 and 2023, respectively, are as follows:

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(6)
Money Market Funds(1)	$2,488	$—		$2,488		$—
Time Deposits(1)	9,612	—		9,612		—
Trading Securities	8,144	6,390	(2)	1,754	(3)	—
Derivative Assets(4)	28,092	—		28,092		—
Derivative Liabilities(4)	5,326	—		5,326		—
Deferred Purchase Obligations(5)	147,055	—		—		147,055

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2023	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(6)
Money Market Funds(1)	$66,008	$—		$66,008		$—
Time Deposits(1)	15,913	—		15,913		—
Trading Securities	9,952	6,149	(2)	3,803	(3)	—
Derivative Assets(4)	6,359	—		6,359		—
Derivative Liabilities(4)	5,769	—		5,769		—
Deferred Purchase Obligations(5)	208,265	—		—		208,265
(1)Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.
(2)Certain trading securities are measured at fair value using quoted market prices.
(3)Certain trading securities are measured based on inputs other than quoted market prices that are observable.
(4)Derivative assets and liabilities include (i) interest rate swap agreements, and (ii) cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. See Note 6 for additional information on our derivative financial instruments.
(5)Primarily relates to the fair values of the deferred purchase obligations associated with the ITRenew Transaction and the Regency Transaction (each as defined in Note 3).
(6)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2023 through December 31, 2024:

Balance as of December 31, 2023	$208,265
Additions	63,700
Payments	(158,775)
Other changes	33,865
Balance as of December 31, 2024	$147,055

84	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
There were no material items that were measured at fair value on a non-recurring basis for the years ended December 31, 2024 and 2023 other than (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.l.); (ii) assets acquired and liabilities assumed through our acquisitions (as disclosed in Note 3); (iii) the redemption value of recently acquired noncontrolling interests and previously held equity interests (both as disclosed in Note 3); (iv) contributions to our equity method investments; and (v) the fair value of our retained investment of our deconsolidated businesses (as described in Note 4), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on Level 2 and Level 3 inputs, is disclosed in Note 7. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2024 and 2023.
Q. NONCONTROLLING INTERESTS
Unaffiliated third parties own noncontrolling interests in certain of our consolidated subsidiaries. The classification of these ownership interests are evaluated under ASC 810, Consolidation and ASC 480, Distinguishing Liabilities from Equity. Ownership interests are classified as equity unless the underlying agreements contain provisions requiring classification as a liability or temporary equity. Noncontrolling interests are presented as a separate component of Iron Mountain's Stockholders’ (Deficit) Equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of (Deficit) Equity.
Certain agreements with our noncontrolling interest shareholders contain put options which allow the noncontrolling interest shareholders to require us to purchase their respective interests in such subsidiaries at certain times and at purchase prices as stipulated in the underlying agreements (generally at fair value). These ownership interests, otherwise known as redeemable noncontrolling interests, are classified as temporary equity in our Consolidated Balance Sheets and Consolidated Statements of (Deficit) Equity. Redeemable noncontrolling interests are reported as temporary equity at the greater of their redemption value or the noncontrolling interest holders’ proportionate share of the underlying subsidiary’s net carrying value. Increases or decreases in the redemption value are offset against Additional Paid-in Capital. Changes in ownership interests that do not result in a loss of control are accounted for as equity transactions. If control is lost, the subsidiary’s assets, liabilities and noncontrolling interests are derecognized, and any resulting gain or loss is recorded in earnings.
The amount of consolidated net income attributable to noncontrolling interests, including redeemable noncontrolling interests, are presented in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss).
When ownership interests are determined to be mandatorily redeemable, they are classified as liabilities and included as a component of Accrued expenses and other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets, depending on the timing of the obligation.

IRON MOUNTAIN 2024 FORM 10-K	85

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
R. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the years ended December 31, 2024, 2023 and 2022 are as follows:

	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Balance as of December 31, 2021	$(341,024)	$2,677	$(338,347)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(113,485)	—	(113,485)
Change in fair value of derivative instruments	—	9,829	9,829
Total other comprehensive (loss) income	(113,485)	9,829	(103,656)
Balance as of December 31, 2022	(454,509)	12,506	(442,003)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	80,881	—	80,881
Change in fair value of derivative instruments	—	(2,454)	(2,454)
Reclassifications from Accumulated Other Comprehensive Items, net	—	(7,580)	(7,580)
Total other comprehensive income (loss)	80,881	(10,034)	70,847
Balance as of December 31, 2023	(373,628)	2,472	(371,156)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(194,501)	—	(194,501)
Change in fair value of derivative instruments	—	(1,767)	(1,767)
Reclassifications from Accumulated Other Comprehensive Items, net	—	(2,528)	(2,528)
Total other comprehensive (loss) income	(194,501)	(4,295)	(198,796)
Balance as of December 31, 2024	$(568,129)	$(1,823)	$(569,952)

86	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
S. REVENUES
Our revenues consist of storage rental revenues and service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and of revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations consisting primarily of the pickup and delivery of records upon customer request; (2) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; (3) the decommissioning, data erasure, processing and disposition, and recycling or sale of information technology ("IT") hardware and component assets; (4) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, consulting services and the sale of software as a service; and (5) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout.
We account for our revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), with the exception of our data center storage revenue, as described below. Customers are generally billed monthly based on contractually agreed-upon terms, and storage rental and service revenues are recognized in the month the respective storage rental or service is provided, in line with the transfer of control to the customer. When storage rental fees or services are billed in advance, amounts related to future storage rental or prepaid service contracts are accounted for as deferred revenue and recognized upon the transfer of control to the customer, generally ratably over the contract term. Customer contracts generally include promises to provide monthly recurring storage and related services that are essentially the same over time and have the same pattern of transfer of control to the customer; therefore, most performance obligations represent a promise to deliver a series of distinct services over time (as determined for purposes of ASC 606, a "series"). For those contracts that qualify as a series, we apply the "right to invoice" practical expedient as we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. Additionally, each purchasing decision is fully in the control of the customer; therefore, consideration beyond the current reporting period is variable and allocated to the specific period to which the consideration relates, which is consistent with the practical expedient. Revenue from product sales, the significant majority of which are shred paper and IT asset sales, is recognized at the point in time at which control transfers to the customer, which is generally upon shipment.
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
From time to time, we make payments to entities that are also customers under a revenue contract. These payments are primarily comprised of (i) Customer Inducements and (ii) payments to customers of our ALM business under revenue sharing arrangements for the remarketing of the customer's disposed IT assets. Customer Inducements do not represent payments for a distinct service, and, as such, are treated as a reduction of the transaction price over periods ranging from one to 10 years. Payments for disposed IT assets are for a distinct good and, as such, are expensed as cost of sales in the period when the asset is sold and the corresponding revenue is recognized.
Certain costs to fulfill or obtain customer contracts and certain initial direct costs of obtaining data center leases, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, are collectively referred to as "Contract Costs". The following describes our significant Contract Costs:
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

IRON MOUNTAIN 2024 FORM 10-K	87

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMMISSIONS
Certain commission payments that are directly associated with obtaining long-term contracts are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations generally over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. We also apply the practical expedient to expense certain commission payments as incurred when the amortization period for those commission payments is one year or less.
Contract Costs, which are included as a component of Other within Other Assets, Net as of December 31, 2024 and 2023 are as follows:

	DECEMBER 31, 2024			DECEMBER 31, 2023
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$89,057	$(43,783)	$45,274	$76,150	$(39,617)	$36,533
Commissions asset	200,149	(78,955)	121,194	156,639	(64,279)	92,360
Amortization expense associated with the Intake Costs and Commissions assets for the years ended December 31, 2024, 2023 and 2022 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2024	2023	2022
Intake Costs asset	$22,114	$18,904	$18,117
Commissions asset	54,841	43,413	40,612
Estimated amortization expense for Contract Costs is as follows:

YEAR	ESTIMATED AMORTIZATION
2025	$85,924
2026	56,997
2027	23,547
Deferred revenue liabilities, which also include deferred revenues primarily related to contracts within our Global Data Center Business accounted for under ASC 842 (as described below), are reflected as follows in our Consolidated Balance Sheets:

		DECEMBER 31,
DESCRIPTION	LOCATION IN BALANCE SHEET	2024	2023(1)
Deferred revenue - Current(2)	Deferred revenue	$326,882	$325,665
Deferred revenue - Long-term(3)	Other Long-term Liabilities	110,601	100,770
(1)The beginning balance of current and long-term deferred revenue for the year ended December 31, 2023 was $328,910 and $32,960, respectively.
(2)The current deferred revenue accounted for under ASC 842 is approximately $25,500 and $44,200 as of December 31, 2024 and 2023, respectively.
(3)The long-term deferred revenue accounted for under ASC 842 is approximately $95,000 and $70,900 as of December 31, 2024 and 2023, respectively.

88	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
Storage rental revenue associated with our Global Data Center Business for the years ended December 31, 2024, 2023 and 2022 are as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Storage rental revenue	$606,294	$474,066	$372,208
The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.
The future minimum lease payments we expect to receive under non-cancellable data center operating leases for which we are the lessor, excluding month to month leases, for the next five years and thereafter are as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS(1)
2025	$479,296
2026	433,670
2027	429,431
2028	399,736
2029	366,612
Thereafter	2,300,334
(1)Future minimum lease payments we expect to receive exclude contingent and variable costs such as taxes, insurance and common area maintenance, which are included in our total storage revenue. These amounts also exclude $1,745,958 in total expected future minimum lease payments for non-cancellable leases that have not yet commenced, which we expect to receive over a weighed average period of 15 years.
T. STOCK-BASED COMPENSATION
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), and performance units ("PUs") (together, "Employee Stock-Based Awards"). Forfeitures are recorded in the period during which they occur. Our non-employee directors are considered employees for purposes of our Employee Stock-Based Awards and the associated reporting of these awards.
Our equity compensation plans generally provide that, upon a vesting change in control (as defined in each plan), any unvested options and other awards granted thereunder shall vest immediately if an employee is terminated as a result of the change in control or terminates their own employment for good reason (as defined in each plan). Other than in specified circumstances, no equity-based award will vest before the first anniversary of the date of grant.
On January 20, 2015, our stockholders approved the adoption of the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan, as amended (the "2014 Plan"). The 2014 Plan permits us to continue to grant awards through May 12, 2031.

IRON MOUNTAIN 2024 FORM 10-K	89

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A total of 20,750,000 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans at December 31, 2024 was 4,984,132.
RETIREMENT ELIGIBLE CRITERIA
Our Employee Stock-Based Awards include the following retirement provision:
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
Stock-based compensation expense for Employee Stock-Based Awards included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Stock-based compensation expense	$118,138	$73,799	$56,861
Stock-based compensation expense, after tax	109,252	68,309	52,600

90	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK OPTIONS
Options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at exercise prices greater than the market price of the stock on the date of grant. We issue options that become exercisable ratably over a period of three years from the date of grant and have a contractual life of 10 years from the date of grant, unless the holder’s employment is terminated sooner. Dividends and dividend equivalents are not paid with respect to stock options.
The fair value of stock options granted in 2024, 2023 and 2022 was $22.58, $10.98 and $7.44 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for stock option grants in the years ended December 31, 2024, 2023 and 2022 are as follows:

	YEAR ENDED DECEMBER 31,
STOCK OPTION GRANT ASSUMPTIONS	2024	2023	2022
Expected volatility(1)	28.6%	29.1%	28.0%
Risk-free interest rate(2)	4.25%	3.92%	1.72%
Expected dividend yield(3)	3.2%	4.7%	5.0%
Expected life(4)	10.0 years	10.0 years	10.0 years
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
(4)Expected life of the stock options granted is estimated using the historical exercise behavior of employees.
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2023	4,060,597	$37.84
Granted	83,054	81.03
Exercised	(433,732)	45.95
Outstanding at December 31, 2024	3,709,919	$37.85	3.89	$249,538
Options exercisable at December 31, 2024	3,451,625	$36.12	3.57	$238,128
Options expected to vest	258,294	$60.93	8.22	$11,410

IRON MOUNTAIN 2024 FORM 10-K	91

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
The fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 are as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Fair value of RSUs vested	$29,852	$32,664	$27,078
A summary of RSU activity for the year ended December 31, 2024 is as follows:

	RSUs	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2023	1,360,264	$50.24
Granted	712,061	83.78
Vested	(647,901)	46.07
Forfeited	(230,049)	62.87
Non-vested at December 31, 2024	1,194,375	$70.06
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
The number of PUs earned is based on:
•either (i) the revenue performance for each year averaged at the end of the three-year performance period, or (ii) if (a) absolute Company total shareholder return is positive at the end of the three-year performance period and (b) a predetermined revenue hurdle is achieved in the third year of the performance period, then the revenue performance achieved in the third year of the performance period; and
•the total return on our common stock relative to the companies comprising the Morgan Stanley Capital International ("MSCI") United States REIT Index.
The number of PUs earned will range from 0% to approximately 350% of the initial award.

92	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
During the years ended December 31, 2024, 2023 and 2022, we issued 462,501, 641,412 and 435,675 PUs, respectively. We forecast the likelihood of achieving the predefined targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against predefined targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to estimate the fair value of these awards at the date of grant.
The fair value of earned PUs that vested during the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Fair value of earned PUs that vested	$24,617	$34,896	$20,059
A summary of PU activity for the year ended December 31, 2024 is as follows:

	ORIGINAL PU AWARDS	PU ADJUSTMENT(1)	TOTAL PU AWARDS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2023	804,910	(323,557)	481,353	$43.16
Granted	462,501	—	462,501	92.01
Prior year grant adjustments for performance(1)	—	273,653	273,653	52.33
Vested	(574,225)	—	(574,225)	42.87
Forfeited	(81,254)	—	(81,254)	76.29
Non-vested at December 31, 2024	611,932	(49,904)	562,028	$83.33
(1)Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs.
EMPLOYEE STOCK PURCHASE PLAN
We offer an Employee Stock Purchase Plan ("ESPP") in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. Shares of our common stock may be purchased by eligible employees at six-month intervals at 95% of the fair market price at the end of each six-month period, without a look-back feature, up to a maximum of 15% of their gross compensation during the offering period. We do not recognize compensation expense for the ESPP shares purchased. The number of shares of Common Stock authorized for issuance under our ESPP is 2,000,000. For the years ended December 31, 2024, 2023 and 2022, there were 82,244, 120,647 and 112,486 shares, respectively, purchased under the ESPP. As of December 31, 2024, we have 788,613 shares available under the ESPP.
As of December 31, 2024, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, was $77,627 and is expected to be recognized over a weighted-average period of 1.9 years.
We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.

IRON MOUNTAIN 2024 FORM 10-K	93

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
U. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and integration costs for the years ended December 31, 2024, 2023 and 2022 were $35,842, $25,875 and $47,746, respectively.
V. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Foreign currency transaction (gains) losses, net(1)	$(39,064)	$36,799	$(61,684)
Debt extinguishment expense	5,678	—	671
Other, net(2)(3)(4)	76,808	71,841	(8,768)
Other expense (income), net	$43,422	$108,640	$(69,781)
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
(2)Other, net for the year ended December 31, 2024 primarily consists of (i) a loss of approximately $41,000 due to the change in value of our deferred purchase obligations and other deferred payments, (ii) approximately $29,200 in charges associated with the agreement to purchase the remaining interest in the Web Werks JV (as defined and discussed in Note 3) and (iii) losses on our equity method investments.
(3)Other, net for the year ended December 31, 2023 consists primarily of a loss of approximately $38,000 associated with the remeasurement to fair value of our previously held equity interest in the Clutter JV (as defined and discussed in Note 3), as well as losses on our equity method investments and the change in value of our deferred purchase obligations.
(4)Other, net for the year ended December 31, 2022 consists primarily of (i) a gain of approximately $93,600 associated with the remeasurement of the deferred purchase obligation associated with the ITRenew Transaction to the present value of our best estimate of fair value and (ii) a gain of approximately $35,800 associated with the Clutter Transaction (as defined in Note 3), partially offset by (iii) a loss of approximately $105,800 associated with the OSG Deconsolidation (as defined in Note 4) and (iv) losses on our equity method investments.
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

94	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Net Income (Loss)	$183,666	$187,263	$562,149
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3,510	3,029	5,168
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$180,156	$184,234	$556,981
Weighted-average shares—basic	293,365,000	291,936,000	290,812,000
Effect of dilutive potential stock options	2,241,000	1,435,000	1,125,068
Effect of dilutive potential RSUs and PUs	628,000	594,000	507,109
Weighted-average shares—diluted	296,234,000	293,965,000	292,444,177
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.61	$0.63	$1.92
Diluted	$0.61	$0.63	$1.90
Antidilutive stock options, RSUs and PUs, excluded from the calculation	225,847	81,817	305,527
Y. NEW ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segments Disclosures ("ASU 2023-07") to provide more detail in the disclosures for reportable segments. The main provisions of ASU 2023-07 requires (i) enhanced disclosures about significant segment expenses, (ii) extension of certain annual disclosures to interim periods and (iii) certain qualitative information on the chief operating decision maker. We adopted ASU 2023-07 on January 1, 2024 on a retrospective basis. The required disclosures are included in Note 11.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. Under ASU 2020-04, an entity could elect to apply the amendments beginning March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We adopted the guidance in these updates on January 1, 2024, and there was no material impact on our consolidated financial statements.
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

IRON MOUNTAIN 2024 FORM 10-K	95

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We do not expect ASU 2024-03 to have a material impact on our consolidated financial statements.
3. ACQUISITIONS
We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.
A. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2024
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200,000, subject to certain working capital adjustments at, and subsequent to, the closing, with $125,000 paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining $75,000 (the "January 2025 Payment"), paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment is included as a component of Accrued expenses and other current liabilities in our Consolidated Balance Sheet at December 31, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200,000 based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned. The preliminary fair value estimate of this deferred purchase obligation as of the acquisition date was approximately $78,400. See Note 2.p. for details on the methodology used to establish the fair value. The fair value of the deferred purchase obligation is included as a component of Other long-term liabilities in our Consolidated Balance Sheet at December 31, 2024. Subsequent increases or decreases in the fair value estimate of the deferred purchase obligation, as well as the accretion of the discount to present value, is included as a component of Other expense (income), net in our Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other (as defined in Note 11).
B. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2023
WEB WERKS
On July 7, 2023, we made our final contractual investment in a joint venture with the shareholders of Web Werks India Private Limited (the "Web Werks JV") of approximately 3,750,000 Indian rupees (or approximately $45,300, based upon the exchange rate between the United States dollar and Indian rupee on the closing date of this investment). As a result of this transaction, our interest in the Web Werks JV increased to 63.39%, we assumed control of its board of directors and the financial results of the Web Werks JV are consolidated within our Global Data Center Business segment. We recognized noncontrolling interests of approximately $78,600 based upon the fair value attributable to these interests at the time of this transaction, of which approximately $18,100 of the noncontrolling interests were determined to be a current liability and included as a component of Accrued expenses and other current liabilities on our Consolidated Balance Sheet at December 31, 2023.

96	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
On July 1, 2024, we entered into an agreement with the minority shareholders of Web Werks India Private Limited to acquire the remaining approximately 36.61% interest in the Web Werks JV in two separate transactions. As a result of the agreement, during the third quarter of 2024, we recognized a charge of approximately $29,200, which is included as a component of Other expense (income), net in our Consolidated Statement of Operations for the year ended December 31, 2024. On July 5, 2024, we completed the acquisition of an approximately 8.55% interest in the Web Werks JV ("Tranche I") for approximately 3,000,000 Indian rupees (or approximately $35,000, based upon the exchange rate between the United States dollar and the Indian rupee on the closing date of Tranche I). Subsequent to the Tranche I payment, our ownership interest in the Web Werks JV is approximately 71.94%. In March 2025, we will be required to make an additional payment of approximately 9,600,000 Indian rupees (or approximately $112,200, based upon the exchange rate between the United States dollar and the Indian rupee as of December 31, 2024) to acquire the remaining approximately 28.06% interest in the Web Werks JV ("Tranche II"). As part of the Tranche II payment in March 2025, we may also make an incremental payment of approximately 1,000,000 Indian rupees (or approximately $11,700, based upon the exchange rate between the United States dollar and the Indian rupee as of December 31, 2024) (the "Incremental Payment") if certain infrastructure goals are achieved before December 31, 2024. We are currently assessing the achievement of these goals. The liability associated with Tranche II and our current estimate of the Incremental Payment is included within Accrued expenses and other current liabilities in our Consolidated Balance Sheet at December 31, 2024.
CLUTTER
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the "MakeSpace JV") entered into an agreement with Clutter, Inc. pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV, and Clutter, Inc.’s shareholders contributed their ownership interests in Clutter, Inc., to create a newly formed venture (the "Clutter JV"). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximately 27% interest in the Clutter JV (the "Clutter Transaction"). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35,800, which was recorded to Other, net, a component of Other expense (income), net during the year ended December 31, 2022.
On June 29, 2023, in order to further expand our on-demand consumer storage business, we acquired 100% of the outstanding shares of Clutter Intermediate, Inc. and control of all assets of the Clutter JV (collectively, "Clutter") for total consideration of $60,600 (the "Clutter Acquisition"). Our previously held approximately 27% interest in the Clutter JV was remeasured to fair value at the closing date of the Clutter Acquisition. As a result, we recognized a loss of approximately $38,000 to Other, net, a component of Other expense (income), net, during the second quarter of 2023. The financial results of the Clutter JV are now consolidated within our Global RIM Business segment. In October 2023, we sold 15% of the equity interests in Clutter to certain former stakeholders of the Clutter JV for a total consideration of $7,500, which represents the fair value attributable to these interests, which is included as a component of Redeemable Noncontrolling Interests on our Consolidated Balance Sheet at December 31, 2023.

IRON MOUNTAIN 2024 FORM 10-K	97

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
C. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2022
ITRENEW
On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in ITRenew at an agreed upon purchase price of $725,000, subject to certain working capital adjustments at, and subsequent to, the closing (the "ITRenew Transaction"). At closing, we paid $748,846 and acquired $30,720 of cash on hand, for a net purchase price of $718,126 for the ITRenew Transaction. The acquisition agreement includes a deferred purchase obligation that provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the "Remaining Interests"). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200,000 and no more than $531,000. From January 25, 2022, we consolidate 100% of the revenues and expenses associated with this business. The current and long-term portions of the deferred purchase obligation are reflected as components of Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our Consolidated Balance Sheet at December 31, 2023. The deferred purchase obligation is reflected as a component of Accrued expenses and other current liabilities in our Consolidated Balance Sheet at December 31, 2024. We have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the deferred purchase obligation are included as a component of Other expense (income), net in our Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. See Note 2.v.
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

YEAR ENDED DECEMBER 31, 2022
Total Revenues	$5,121,548
Income from Continuing Operations	571,381
In addition to our acquisition of ITRenew, we completed certain other acquisitions during the years ended December 31, 2024, 2023 and 2022. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.
XDATA PROPERTIES
On October 5, 2022, in order to further expand our data center operations in Europe, we completed the acquisition of XData Properties S.L.U., a data center colocation space and solutions provider with a data center in Spain, which we accounted for as an asset acquisition, for (i) cash consideration of 78,900 Euros (or approximately $78,200, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition), subject to adjustments, and (ii) up to 10,000 Euros (or approximately $9,900, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition) of additional consideration, payable based on the achievement of certain power connection milestones through December 2024. In January 2025, a payment was made for the milestones that were achieved.

98	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
D. PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions (including asset acquisitions) in each respective year is as follows:

	2024	2023	2022
	TOTAL	TOTAL	ITRENEW	OTHER FISCAL YEAR 2022 ACQUISITIONS	TOTAL
Cash Paid (gross of cash acquired)(1)	$185,882	$88,635	$749,596	$85,170	$834,766
Fair Value of Noncontrolling Interests(2)	—	78,598	—	—	—
Fair Value of Previously Held Equity Interest(2)	—	99,718	—	—	—
Deferred Purchase Obligations, Purchase Price Holdbacks and Other(3)	134,638	4,790	275,100	13,637	288,737
Settlement of Pre-Existing Relationships	—	21,641	—	—	—
Total Consideration	320,520	293,382	1,024,696	98,807	1,123,503
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	9,843	49,716	30,694	963	31,657
Accounts Receivable, Prepaid Expenses and Other Assets	24,872	36,274	71,612	3,947	75,559
Property, Plant and Equipment	12,320	140,668	7,541	93,722	101,263
Customer and Supplier Relationship Intangible Assets(4)	131,463	14,330	487,600	3,672	491,272
Other Intangible Assets	140	8,046	47,300	1,442	48,742
Operating Lease Right-of-Use Assets	38,037	29,046	29,545	3,135	32,680
Debt Assumed	—	(22,413)	—	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	(36,786)	(19,323)	(60,157)	(2,069)	(62,226)
Operating Lease Liabilities	(26,925)	(29,046)	(29,545)	(3,135)	(32,680)
Deferred Income Taxes	(4,981)	(4,495)	(100,922)	(10,143)	(111,065)
Total Fair Value of Identifiable Net Assets Acquired	147,983	202,803	483,668	91,534	575,202
Goodwill Initially Recorded	$172,537	$90,579	$541,028	$7,273	$548,301
(1)Cash paid for acquisitions, net of cash acquired in our Consolidated Statements of Cash Flows includes contingent and other payments of $2,375, $2,930 and $581 for the years ended December 31, 2024, 2023 and 2022, respectively, related to acquisitions made in the years prior to 2024, 2023 and 2022, respectively.
(2)The fair values of the noncontrolling interests and the previously held equity interest were determined to be the respective interest’s proportionate share of the fair value of net assets acquired as of the acquisition date.
(3)In 2024, Deferred purchase obligations, purchase price holdbacks and other consists of the acquisition-date fair values of the deferred purchase obligation associated with the Regency Transaction and the January 2025 Payment. In 2022, Deferred purchase obligations, purchase price holdbacks and other includes $275,100 related to the original fair value estimate of the deferred purchase obligation for the Remaining Interests.
(4)The weighted average lives of customer and supplier relationship intangible assets associated with acquisitions in 2024, 2023 and 2022 were 20 years, four years and 12 years, respectively.
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

IRON MOUNTAIN 2024 FORM 10-K	99

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. The preliminary purchase price allocations that are not finalized as of December 31, 2024 relate to the final assessment of the fair values of property, plant and equipment and intangible assets associated with the acquisitions we closed during the year ended December 31, 2024. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Purchase price allocation adjustments recorded during the fourth quarter of 2024 and year ended December 31, 2024 were not material to our balance sheet or results from operations.
4. DECONSOLIDATION
On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in our acquisition of OSG Records Management (Europe) Limited, excluding Ukraine (the "OSG Deconsolidation"). We recognized a loss of approximately $105,800 associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and the subsequent remeasurement of the retained investment to a fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results.
5. INVESTMENTS
The following joint venture is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying value and equity interest in our unconsolidated joint venture at December 31, 2024 and 2023 is as follows:

	DECEMBER 31, 2024		DECEMBER 31, 2023
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Joint venture with AGC Equity Partners (the "Frankfurt JV")	$61,075	20.00%	$57,874	20.00%
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon the one-month Secured Overnight Financing Rate (the "SOFR"), in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.

100	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
In April 2023, in anticipation of the discontinuance of the LIBOR reference rate on June 30, 2023, we terminated interest rate swap agreements with notional amounts totaling $350,000 that were indexed to the one-month LIBOR benchmark rate. The terminated swap agreements had associated unrealized gains at the termination date of approximately $10,100. These gains were included in Accumulated other comprehensive items, net and have been reclassified into earnings as reductions to interest expense from the termination date through March 2024, the original maturity date of these interest rate swap agreements.
As of December 31, 2024 and 2023, we have approximately $1,482,000 and $520,000, respectively, in notional value outstanding on our interest rate swap agreements. As of December 31, 2024, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of December 31, 2024, our cross-currency interest rate swap agreements have maturity dates ranging from August 2025 through November 2026.
The notional values of our cross-currency interest rate swaps, by currency, as of December 31, 2024 and 2023 are as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023
Euro	$509,187	$509,187
Canadian dollar	350,000	—
	$859,187	$509,187
We have designated these cross-currency swap agreements as hedges of net investments in our Euro and Canadian dollar denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The excluded component of our cross-currency swap agreements is recorded in Accumulated other comprehensive items, net and amortized to interest expense on a straight-line basis.
The fair value of derivative instruments recognized in our Consolidated Balance Sheets as of December 31, 2024 and 2023, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	DECEMBER 31, 2024		DECEMBER 31, 2023
	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$1,887	$(5,326)	$1,601	$(3,273)
Net Investment Hedges(3)
Cross-currency swap agreements	26,205	—	4,758	(2,496)
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets. As of December 31, 2024, $8,891 is include within Prepaid expenses and other, $19,201 is included within Other assets, and $5,326 is included within Other long-term liabilities. As of December 31, 2023, $6,359 is included within Other assets, $2,496 is included within Accrued expenses and other liabilities, and $3,273 is included within Other long-term liabilities.
(2)As of December 31, 2024, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $1,823.
(3)As of December 31, 2024, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $73,107, which include $46,902 related to the excluded component of our cross-currency swap agreements.

IRON MOUNTAIN 2024 FORM 10-K	101

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the years ending December 31, 2024, 2023 and 2022, by derivative instrument, are as follows:

	YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENTS	2024	2023	2022
Cash Flow Hedges
Interest rate swap agreements	$(1,767)	$(2,454)	$20,186
Net Investment Hedges
Cross-currency swap agreements	23,943	(41,382)	28,044
Cross-currency swap agreements (excluded component)	16,705	21,097	9,100
Gains (losses) recognized in Net income during the years ending December 31, 2024, 2023 and 2022, by derivative instrument, are as follows:

		YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENTS	Location of gain (loss)	2024	2023	2022
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$2,528	$7,580	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(16,705)	(21,097)	(9,100)

102	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
7. DEBT
Long-term debt is as follows:

	DECEMBER 31, 2024				DECEMBER 31, 2023
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$121,000	$(9,253)	$111,747	$121,000	$—	$(4,621)	$(4,621)	$—
Term Loan A(1)	216,016	—	216,016	216,016	228,125	—	228,125	228,125
Term Loan B due 2026(1)(2)	—	—	—	—	659,298	(2,498)	656,800	659,750
Term Loan B due 2031(1)(3)	1,840,181	(14,690)	1,825,491	1,850,698	1,191,000	(13,026)	1,177,974	1,200,000
Virginia 3 Term Loans(4)	271,079	(3,013)	268,066	271,079	101,218	(4,641)	96,577	101,218
Virginia 4/5 Term Loans(4)	76,535	(2,752)	73,783	76,535	16,338	(5,892)	10,446	16,338
Virginia 6 Term Loans(4)	137,495	(4,605)	132,890	137,495	—	—	—	—
Virginia 7 Term Loans(4)	32,074	(7,591)	24,483	32,074	—	—	—	—
Australian Dollar Term Loan(4)(5)	175,813	(265)	175,548	176,655	197,743	(482)	197,261	199,195
UK Bilateral Revolving Credit Facility(4)	175,503	(1,034)	174,469	175,503	178,239	—	178,239	178,239
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")(6)(7)(8)	501,437	(789)	500,648	490,155	509,254	(1,763)	507,491	489,108
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027")(6)(7)(9)	1,000,000	(3,910)	996,090	972,500	1,000,000	(5,332)	994,668	967,500
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028")(6)(7)(9)	825,000	(3,838)	821,162	804,375	825,000	(5,019)	819,981	800,250
5% Senior Notes due 2028 (the “5% Notes due 2028")(6)(7)(9)	500,000	(2,592)	497,408	481,250	500,000	(3,316)	496,684	478,750
7% Senior Notes due 2029 (the "7% Notes due 2029")(6)(7)(9)	1,000,000	(8,686)	991,314	1,020,000	1,000,000	(10,813)	989,187	1,027,500
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029")(6)(7)(9)	1,000,000	(6,871)	993,129	945,000	1,000,000	(8,318)	991,682	945,000
5 1/4% Senior Notes due 2030 (the “5 1/4% Notes due 2030")(6)(7)(9)	1,300,000	(8,399)	1,291,601	1,235,000	1,300,000	(9,903)	1,290,097	1,241,500
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes")(6)(7)(9)	1,100,000	(7,674)	1,092,326	1,001,000	1,100,000	(8,917)	1,091,083	995,500
5% Senior Notes due 2032 (the “5% Notes due 2032")(6)(7)(10)	750,000	(9,900)	740,100	688,125	750,000	(11,206)	738,794	684,375
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes")(6)(7)(9)	600,000	(4,404)	595,596	570,000	600,000	(4,985)	595,015	567,000
6 1/4% Senior Notes due 2033 (the “6 1/4% Notes")(6)(7)(9)	1,200,000	(14,517)	1,185,483	1,194,000	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other(11)	614,231	(1,825)	612,406	614,231	519,907	(403)	519,504	519,907
Accounts Receivable Securitization Program(4)(12)	400,000	(670)	399,330	400,000	358,500	(317)	358,183	358,183
Total Long-term Debt	13,836,364	(117,278)	13,719,086		12,034,622	(101,452)	11,933,170
Less Current Portion	(715,109)	—	(715,109)		(120,670)	—	(120,670)
Long-term Debt, Net of Current Portion	$13,121,255	$(117,278)	$13,003,977		$11,913,952	$(101,452)	$11,812,500
(1)The capital stock or other equity interests of our United States subsidiaries representing the substantial majority of our United States operations, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Revolving Credit Facility. The fair value (Level 2 and Level 3 of fair value hierarchy described at Note 2.p.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio), as of December 31, 2024 and 2023 (collectively, the "Credit Agreement Collateral").
(2)The amount of debt for the Term Loan B due 2026 (as defined below) reflects an unamortized original issue discount of $452 as of December 31, 2023.

IRON MOUNTAIN 2024 FORM 10-K	103

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
(3)The amount of debt for the Term Loan B due 2031 (as defined below) reflects an unamortized original issue discount of $10,517 and $9,000 as of December 31, 2024 and 2023, respectively.
(4)The fair value (Level 2 of fair value hierarchy described at Note 2.p.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
(5)The amount of debt for the AUD Term Loan (as defined below) reflects an unamortized original issue discount of $842 and $1,452 as of December 31, 2024 and 2023, respectively.
(6)The fair values (Level 2 of fair value hierarchy described at Note 2.p.) of these debt instruments are based on quoted market prices for comparable notes on December 31, 2024 and 2023, respectively.
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
(8)Iron Mountain (UK) PLC ("IM UK") is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and IMI’s United States subsidiaries that represent the substantial majority of our United States operations (the "Note Guarantors"). These guarantees are joint and several obligations of IMI and the Note Guarantors. The remainder of our subsidiaries do not guarantee the GBP Notes. The full amount of the GBP Notes is classified within the current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2024.
(9)Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by the Note Guarantors. These guarantees are joint and several obligations of the Note Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.
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
(11)We believe the fair value (Level 2 of fair value hierarchy described at Note 2.p.) of this debt approximates its carrying value as these borrowings are based on current market interest rates. This debt includes the following:

	DECEMBER 31, 2024	DECEMBER 31, 2023
Real estate mortgages(1)	$74,250	$57,753
Financing lease liabilities(2)	406,841	349,865
Other notes and other obligations(3)	133,140	112,289
	$614,231	$519,907
(1)Bear interest at approximately 4.4% and 3.6% at December 31, 2024 and 2023, respectively, and includes $50,000 outstanding under our Mortgage Securitization Program at both December 31, 2024 and 2023.
(2)Bear a weighted average interest rate of 5.2% and 6.1% at December 31, 2024 and 2023, respectively.
(3)These notes and other obligations, which were assumed by us as a result of certain acquisitions, bear a weighted average interest rate of 7.2% and 8.5% at December 31, 2024 and 2023, respectively.
(12) The Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below) are the obligors under this program.
A. CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and a term loan B facility (the "Term Loan B due 2031"). The Credit Agreement also included a second term loan B facility (the "Term Loan B due 2026") until its extinguishment in August 2024.
During the year ended December 31, 2024, we took the following actions regarding our Credit Agreement:
•On June 7, 2024, due to the discontinuance of the Canadian Dollar Offered Rate reference rate on June 28, 2024, we amended the Credit Agreement to update the interest rate benchmark available for Canadian currency borrowings under our Revolving Credit Facility to the Canadian Overnight Repo Rate Average, effective July 1, 2024.
•On July 2, 2024, we amended the Credit Agreement, which resulted in:
◦an increase in the principal amount of the Term Loan B due 2031 from approximately $1,194,000 to approximately $1,806,700,
◦a decrease in the interest rate of the Term Loan B due 2031 from the SOFR plus 2.25% to the SOFR plus 2.00% and
◦a decrease in the principal amount of our Term Loan B due 2026 from approximately $656,300 to approximately $53,400.

104	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
•In connection with the July 2, 2024 amendment, we paid original issue discount fees of approximately $4,300, and we recorded a charge to Other expense (income), net related to the extinguishment of debt.
•On August 19, 2024, we:
◦repaid the remaining approximately $53,400 principal balance of the Term Loan B due 2026 and
◦amended the Credit Agreement to increase the principal amount of the Term Loan B due 2031 from approximately $1,806,700 to approximately $1,860,000.
•On November 7, 2024, we amended the Credit Agreement, which resulted in:
◦an extension of the maturity date of the Revolving Credit Facility and the Term Loan A from March 18, 2027 to March 18, 2030,
◦a decrease in the principal amount of the Term Loan A from $250,000 to $218,750,
◦an increase of the borrowing capacity that IMI and certain of its United States and foreign subsidiaries are able to borrow under the Revolving Credit Facility from $2,250,000 to $2,750,000 and
◦the removal of the 10 basis point credit spread adjustment applicable to the Revolving Credit Facility and Term Loan A.
The Revolving Credit Facility enables IMI and certain of its subsidiaries to borrow an aggregate outstanding amount not to exceed $2,750,000 in United States dollars and (subject to sublimits) Canadian dollars. Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder. The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2030, at which point all obligations become due. The Term Loan A, which was fully drawn as of December 31, 2024, is to be paid in quarterly installments in an amount equal to approximately $2,700 per quarter. The Term Loan B due 2031 is scheduled to mature on January 31, 2031, at which point all obligations become due. The Term Loan B due 2031, which was fully drawn as of December 31, 2024, is to be paid in quarterly installments in an amount equal to approximately $4,700 per quarter.
IMI and certain subsidiaries of IMI that represent the substantial majority of our operations in the United States, Canada and the United Kingdom guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Revolving Credit Facility varies depending on our choice of interest rate benchmark and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. The Term Loan A bears interest at the SOFR plus 1.75%. The Term Loan B due 2026 bore interest at the synthetic LIBOR rate plus 1.75% until its extinguishment in August 2024. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from 0.2% to 0.3% based on our consolidated leverage ratio.
As of December 31, 2024, we had $121,000, $216,016 and $1,850,698 outstanding under the Revolving Credit Facility, Term Loan A and the Term Loan B due 2031, respectively. As of December 31, 2024, we had various outstanding letters of credit totaling $7,766 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2024, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $2,621,234 (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The weighted average interest rate in effect under the Revolving Credit Facility as of December 31, 2024 was 6.3%. The interest rates in effect under the Term Loan A as of December 31, 2024 and 2023 were 6.1% and 7.2%, respectively. The interest rate in effect under the Term Loan B due 2026 as of December 31, 2023 was 5.2%. The interest rates in effect under the Term Loan B due 2031 as of December 31, 2024 and 2023 were 6.4% and 7.6%, respectively.

IRON MOUNTAIN 2024 FORM 10-K	105

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
7. DEBT (CONTINUED)

REVOLVING CREDIT FACILITY $2,750,000	TERM LOAN A $218,750	TERM LOAN B DUE 2031 $1,860,000
Outstanding borrowings $121,000	Aggregate outstanding principal amount $216,016	Aggregate outstanding principal amount $1,850,698

As of December 31, 2024	6.1% Interest rate	6.4% Interest rate
	As of December 31, 2024	As of December 31, 2024
B. VIRGINIA CREDIT AGREEMENTS
As our Global Data Center Business continues to expand, we have entered into credit agreements in order to partially finance the construction of various data centers. These agreements primarily consist of term loan facilities with the following terms:

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF DECEMBER 31, 2024	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE	UNUSED COMMITMENT FEE	MATURITY DATE(1)
Virginia 4/5(2)	$204,987	$76,535	Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC	SOFR plus a credit spread adjustment of 0.1% plus 1.625%	0.49%	October 31, 2025
Virginia 3(3)	275,000	271,079	Iron Mountain Data Centers Virginia 3, LLC	SOFR plus 2.50%	0.75%	August 31, 2026
Virginia 7 Term Loans(4)	300,000	32,074	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
Virginia 6 Term Loans(5)	210,000	137,495	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
(1)All obligations will become due on the specified maturity dates. Each agreement includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
(2)Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 4/5 JV, LP, has a credit agreement that includes a term loan facility (the "Virginia 4/5 Term Loans") and a letter of credit facility (collectively, the "Virginia 4/5 Credit Agreement"). The Virginia 4/5 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC. As of December 31, 2024 and 2023, the Virginia 4/5 Term Loans have a weighted average interest rate of 5.1% and 6.1%, respectively.
(3)Iron Mountain Data Centers Virginia 3, LLC, a wholly-owned subsidiary of IMI, has a credit agreement that includes a term loan facility (the "Virginia 3 Term Loans") and a letter of credit facility (collectively, the "Virginia 3 Credit Agreement"). The Virginia 3 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 3, LLC. As of December 31, 2024 and 2023, the Virginia 3 Term Loans have a weighted average interest rate of 6.7% and 6.2%, respectively.
(4)On April 12, 2024, Iron Mountain Data Centers Virginia 7, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 7 Credit Agreement"). The Virginia 7 Credit Agreement consists of a term loan facility (the "Virginia 7 Term Loans") and a letter of credit facility. The Virginia 7 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 7, LLC. As of December 31, 2024, the interest rate in effect under the Virginia 7 Credit Agreement was 7.0%.
(5)On May 3, 2024, Iron Mountain Data Centers Virginia 6, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, entered into a credit agreement (the "Virginia 6 Credit Agreement"). The Virginia 6 Credit Agreement consists of a term loan facility (the "Virginia 6 Term Loans") and a letter of credit facility. The Virginia 6 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 6, LLC. As of December 31, 2024, the interest rate in effect under the Virginia 6 Credit Agreement was 7.1%.

106	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
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
The key terms of our indentures are as follows:

SENIOR NOTES	AGGREGATE PRINCIPAL AMOUNT	DIRECT OBLIGOR	MATURITY DATE	CONTRACTUAL INTEREST RATE	INTEREST PAYMENTS DUE	PAR CALL DATE(1)
GBP Notes	£400,000	IM UK	November 15, 2025	3 7/8%	May 15 and November 15	November 15, 2022
4 7/8% Notes due 2027	$1,000,000	IMI	September 15, 2027	4 7/8%	March 15 and September 15	September 15, 2025
5 1/4% Notes due 2028	$825,000	IMI	March 15, 2028	5 1/4%	March 15 and September 15	March 15, 2025
5% Notes due 2028	$500,000	IMI	July 15, 2028	5%	January 15 and July 15	July 15, 2025
7% Notes due 2029	$1,000,000	IMI	February 15, 2029	7%	February 15 and August 15	August 15, 2025
4 7/8% Notes due 2029	$1,000,000	IMI	September 15, 2029	4 7/8%	March 15 and September 15	September 15, 2027
5 1/4% Notes due 2030	$1,300,000	IMI	July 15, 2030	5 1/4%	January 15 and July 15	July 15, 2028
4 1/2% Notes	$1,100,000	IMI	February 15, 2031	4 1/2%	February 15 and August 15	February 15, 2029
5% Notes due 2032	$750,000	IMIM Services	July 15, 2032	5%	May 15 and November 15	July 15, 2027
5 5/8% Notes	$600,000	IMI	July 15, 2032	5 5/8%	January 15 and July 15	July 15, 2029
6 1/4% Notes	$1,200,000	IMI	January 15, 2033	6 1/4%	January 15 and July 15	December 6, 2029
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
DECEMBER 2024 OFFERING
On December 6, 2024, IMI completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
6 1/4% Notes	$1,200,000
The 6 1/4% Notes were issued at 100% of par. The total net proceeds of approximately $1,188,000 from the issuance, after deducting the initial purchasers' commissions, were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

IRON MOUNTAIN 2024 FORM 10-K	107

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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

As of December 31, 2024, we had 284,727 Australian dollars (or $176,655, based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2024) outstanding on the AUD Term Loan. As of December 31, 2023, we had 292,422 Australian dollars (or $199,195, based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2023) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 8.1% and 8.0% as of December 31, 2024 and 2023, respectively.
OUTSTANDING BORROWINGS AU$284,727
8.1% Interest rate
As of December 31, 2024
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
The UK Bilateral Revolving Credit Facility was fully drawn as of December 31, 2024. The interest rate in effect under the UK Bilateral Revolving Credit Facility was 7.0% and 7.3% as of December 31, 2024 and 2023, respectively.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 7.0% Interest rate As of December 31, 2024

108	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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

On June 14, 2024, we amended the Accounts Receivable Securitization Program to (i) increase the maximum borrowing capacity from $360,000 to $400,000 and (ii) extend the maturity date from July 1, 2025 to July 1, 2027, at which point all obligations become due.
As of December 31, 2024 and 2023, the amount outstanding under the Accounts Receivable Securitization Program was $400,000 and $358,500, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 5.6% and 6.4% as of December 31, 2024 and 2023, respectively. We have the option to increase the borrowing capacity by $75,000. Commitment fees at a rate of 35 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
MAXIMUM AMOUNT $400,000
OUTSTANDING BORROWINGS $400,000 5.6% Interest rate As of December 31, 2024

G. CASH POOLING
Certain of our subsidiaries participate in cash pooling arrangements (the "Cash Pools") to help manage global liquidity requirements. We utilize the following Cash Pools: (i) two Cash Pools with ING Bank NV (doing business as Bank Mendes Gans), one of which we use to manage global liquidity requirements for our qualified REIT subsidiaries ("QRSs") and the other for our taxable REIT subsidiaries ("TRSs"), (ii) two Cash Pools with JP Morgan Chase Bank, N.A. ("JPM"), one of which we use to manage liquidity requirements for our QRSs in the Asia Pacific region and the other for our TRSs in the Asia Pacific region and (iii) two Cash Pools with JPM, one of which we use to manage liquidity requirements for our QRSs in the Europe, Middle East, and Africa regions and the other for our TRSs in the Europe, Middle East, and Africa regions.
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
The net cash position balances as of December 31, 2024 and 2023 are reflected as Cash and cash equivalents in our Consolidated Balance Sheets.

IRON MOUNTAIN 2024 FORM 10-K	109

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
H. LETTERS OF CREDIT
As of December 31, 2024, we had outstanding letters of credit totaling $64,147, of which $7,766 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between March 2025 and May 2027.
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
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use earnings before income, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2024. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
J. MATURITIES OF LONG-TERM DEBT (GROSS OF DISCOUNTS) ARE AS FOLLOWS:

YEAR	AMOUNT
2025	$715,109
2026	847,189
2027	1,653,222
2028	1,429,616
2029	2,078,681
Thereafter	7,123,905
13,847,722
Net Discounts	(11,358)
Net Deferred Financing Costs	(117,278)
Total Long-term Debt (including current portion)	$13,719,086

110	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES
A. PURCHASE COMMITMENTS
We have certain contractual obligations related to purchase commitments which require minimum payments as follows:

YEAR	PURCHASE COMMITMENTS(1)
2025	$74,975
2026	50,559
2027	94,489
2028	28,174
2029	10,201
Thereafter	9,483
$267,881
(1)Purchase commitments (i) include obligations related principally to software maintenance and support services and (ii) exclude our operating and financing lease obligations (see Note 2.j.) and our deferred purchase obligations (see Note 2.p.).
In addition to the above, as of December 31, 2024, we have contractual commitments of approximately $886,900 for future construction costs associated with the expansion of our Global Data Center Business that are expected to be incurred over the next one to two years.
B. SELF-INSURED LIABILITIES
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities and benefits paid under employee healthcare and short-term disability programs. At December 31, 2024 and 2023, there were approximately $45,200 and $42,500, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future claim costs based on claims incurred as of the balance sheet date.
C. LITIGATION—GENERAL
We are involved in litigation from time to time in the ordinary course of business, including litigation arising from damage to customer assets in our facilities caused by fires and other natural disasters. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. While the outcome of litigation is inherently uncertain, we do not believe any current litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $11,000 over the next several years.

IRON MOUNTAIN 2024 FORM 10-K	111

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
9. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2022, 2023 and 2024, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2022	$0.6185	March 15, 2022	$179,661	April 6, 2022
April 28, 2022	0.6185	June 15, 2022	179,781	July 6, 2022
August 4, 2022	0.6185	September 15, 2022	179,790	October 4, 2022
November 3, 2022	0.6185	December 15, 2022	179,866	January 5, 2023
February 23, 2023	0.6185	March 15, 2023	180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
August 3, 2023	0.6500	September 15, 2023	189,730	October 5, 2023
November 2, 2023	0.6500	December 15, 2023	189,886	January 4, 2024
February 22, 2024	0.6500	March 15, 2024	190,506	April 4, 2024
May 2, 2024	0.6500	June 17, 2024	190,643	July 5, 2024
August 1, 2024	0.7150	September 16, 2024	209,776	October 3, 2024
November 6, 2024	0.7150	December 16, 2024	209,913	January 7, 2025
On February 13, 2025, we declared a dividend to our stockholders of record as of March 17, 2025 of $0.7850 per share, payable on April 4, 2025.
During the years ended December 31, 2024, 2023 and 2022, we declared dividends in an aggregate and per share amount, based on the weighted average number of common shares outstanding during each respective year, as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Declared distributions	$800,838	$740,448	$719,098
Amount per share each distribution represents based on weighted average number of common shares outstanding	2.73	2.54	2.47

112	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
9. STOCKHOLDERS’ EQUITY MATTERS (CONTINUED)
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends"), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2024, 2023 and 2022, the dividends we paid on our common shares were classified as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Nonqualified ordinary dividends	82.6%	98.2%	90.4%
Qualified ordinary dividends(1)	—%	0.8%	—%
Capital gains(2)	—%	—%	9.6%
Return of capital	17.4%	1.0%	—%
	100.0%	100.0%	100.0%
(1)During the year ended December 31, 2023, the percentage of our dividends that was classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits during the year ended December 31, 2023.
(2)During the year ended December 31, 2022, the percentage of our dividends that was classified as capital gains primarily related to the sale of land and buildings in the United States and Canada.
NONCONTROLLING INTERESTS
During the quarter ended September 30, 2024, a put option available to our partner in our Iron Mountain Data Centers Virginia 4/5 JV, LP joint venture expired, triggering a change in the presentation of the related noncontrolling interest. Prior to September 30, 2024, the noncontrolling interest of approximately $53,400 was presented as Redeemable noncontrolling interests in our Consolidated Balance Sheets. Our partner's interest is now presented as Noncontrolling interests in our Consolidated Balance Sheet.
During the quarter ended September 30, 2024, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 6/7 JV, LLC joint venture, which resulted in an initial Noncontrolling interest of approximately $103,100 recorded in our Consolidated Balance Sheet at September 30, 2024.
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

IRON MOUNTAIN 2024 FORM 10-K	113

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below:

	DECEMBER 31,
	2024	2023
Deferred Tax Assets:
Accrued liabilities and other adjustments	$156,349	$100,476
Net operating loss carryforwards	168,773	158,363
Valuation allowance	(132,714)	(103,897)
	192,408	154,942
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(185,301)	(220,218)
Property, plant and equipment, principally due to differences in depreciation	(63,192)	(90,156)
Other	(122,844)	(65,909)
	(371,337)	(376,283)
Net deferred tax (liability) asset	$(178,929)	$(221,341)

The deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below:

	DECEMBER 31,
	2024	2023
Noncurrent deferred tax assets (Included in Other, a component of Other assets, net)	$26,412	$14,069
Noncurrent deferred tax liabilities	(205,341)	(235,410)
At December 31, 2024, we have federal net operating loss carryforwards of $95,543 and disallowed interest expense carryforwards of $152,156, both of which can be carried forward indefinitely, and of which $89,178 and $68,745, respectively, are expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $146,616 and foreign disallowed interest expense carryforwards of $17,746, with various expiration dates (and in some cases no expiration date), subject to valuation allowances of approximately 72.0% and 46.5%, respectively. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
A rollforward of the valuation allowance is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CHARGED (CREDITED) TO EXPENSE	OTHER INCREASES/(DECREASES)(1)(2)	BALANCE AT END OF THE YEAR
2024	$103,897	$37,018	$(8,201)	$132,714
2023	47,514	4,855	51,528	103,897
2022	51,744	(1,333)	(2,897)	47,514
(1)Other decreases and increases in valuation allowances are primarily related to changes in foreign currency exchange rates and prior year acquisitions.
(2)Prior to 2023, certain of our non-United States tax loss carryforwards were determined to have a remote possibility of realization and therefore were not reported in the table above. In connection with the implementation of the Organization for Economic Co-operation and Development (the "OECD") global minimum tax initiative known as Pillar Two, any existing deferred taxes not disclosed in our 2023 financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, beginning in 2023, we are disclosing in the above table the tax effects of these non-United States tax loss carryforwards offset with a full valuation allowance.

114	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The components of net income (loss) before provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
United States	$56,617	$76,012	$449,241
Canada	153,450	111,331	103,826
Other Foreign	34,471	39,863	78,571
Net income (loss) before provision (benefit) for income taxes	$244,538	$227,206	$631,638
The provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 consist of the following components:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Federal—current	$5,205	$1,255	$24,331
Federal—deferred	(2,394)	(18,488)	(30,581)
State—current	914	1,544	8,553
State—deferred	(3,731)	(4,630)	(3,728)
Foreign—current	96,168	72,408	92,525
Foreign—deferred	(35,290)	(12,146)	(21,611)
Provision (Benefit) for Income Taxes	$60,872	$39,943	$69,489
A reconciliation of total income tax expense and the amount computed by applying the current federal statutory tax rate of 21.0% to net income (loss) before provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022, respectively, is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Computed "expected" tax provision	$51,353	$47,713	$132,644
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(33,926)	(39,299)	(82,620)
State taxes, net of federal tax benefit	(2,919)	(3,147)	4,043
Increase (decrease) in valuation allowance	37,018	4,855	(1,333)
Withholding taxes	11,359	11,658	10,600
(Reversal) reserve accrual and audit settlements, net of federal tax benefit	(2,052)	(4,946)	40
Change in valuation of acquisition contingencies	643	3,242	(19,656)
Foreign tax rate differential	13,322	6,876	22,227
Adjustments relating to foreign taxes	(10,346)	14,405	2,820
Excess tax benefits on equity compensation	(5,047)	(1,905)	(955)
Other, net	1,467	491	1,679
Provision (Benefit) for Income Taxes	$60,872	$39,943	$69,489
Our effective tax rates for the years ended December 31, 2024, 2023 and 2022 were 24.9%, 17.6% and 11.0%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate, (ii) tax law changes, (iii) volatility in foreign exchange gains and losses, (iv) the timing of the establishment and reversal of tax reserves, (v) our ability to utilize net operating losses and interest expenses that we generate and (vi) the taxability or deductibility of significant transactions.

IRON MOUNTAIN 2024 FORM 10-K	115

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2024	2023	2022
The lack of tax benefits recognized for the ordinary losses and disallowed interest expenses of certain entities of $37,018 and differences in the tax rates to which our foreign earnings are subject of $13,322, partially offset by the benefits derived from the dividends paid deduction of $33,926. In addition, we recorded gains and losses in Other expense (income), net during the period, for which there was no tax impact.

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
We provide for foreign withholding taxes on the undistributed earnings of our foreign TRSs because it is not our intention to reinvest the undistributed earnings of our foreign TRSs indefinitely outside the United States. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax.
The OECD has issued proposals that change long-standing tax principles, including a global minimum tax rate of 15% ("Pillar Two"). While the United States has not enacted legislation to effectuate Pillar Two, Iron Mountain operates in many foreign jurisdictions that have enacted legislation to implement Pillar Two. Pillar Two is applicable for Iron Mountain beginning in 2024. Since we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, we are not expecting a material impact on our effective tax rate, corporate tax liabilities or cash tax liabilities. We continue to monitor United States and global legislative actions as well as administrative guidance related to Pillar Two for potential impacts.
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded decreases of $375 and $2,557 and an increase of $90 for gross interest and penalties for the years ended December 31, 2024, 2023 and 2022, respectively. We had $3,558 and $4,183 accrued for the payment of interest and penalties as of December 31, 2024 and 2023, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

TAX YEARS	TAX JURISDICTION
See Below	United States—Federal and State
2021 to present	United Kingdom
2016 to present	Canada

116	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2024, 2023 and 2022 tax years and net operating loss carryforwards utilized in these years remain subject to examination for United States federal tax purposes. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2024, we had $25,876 of reserves related to uncertain tax positions, of which $19,740 and $6,136 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2023, we had $23,570 of reserves related to uncertain tax positions, of which $20,488 and $3,082 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes to our estimates.
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—January 1, 2022	$27,772
Gross additions based on tax positions related to the current year	2,271
Gross additions for tax positions of prior years	723
Gross reductions for tax positions of prior years	(1,866)
Acquired unrecognized tax benefits	1,354
Lapses of statutes	(2,501)
Gross tax contingencies—December 31, 2022	27,753
Gross additions based on tax positions related to the current year	3,511
Gross additions for tax positions of prior years	634
Gross reductions for tax positions of prior years	(5,454)
Lapses of statutes	(2,874)
Gross tax contingencies—December 31, 2023	23,570
Gross additions based on tax positions related to the current year	3,091
Gross reductions for tax positions of prior years	(1,698)
Acquired unrecognized tax benefits	5,717
Lapses of statutes	(4,804)
Gross tax contingencies—December 31, 2024	$25,876
The reversal of the reserves of $25,876 as of December 31, 2024 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to $2,941 of our unrecognized tax positions may be recognized by the end of 2025 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN 2024 FORM 10-K	117

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
11. SEGMENT INFORMATION
Our Chief Operating Decision Maker (“CODM”), our President and CEO, uses Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments. The CODM uses Adjusted EBITDA to ensure that resources, including capital, are allocated strategically to support our strategy. Other significant expenses regularly provided to the CODM include total Restructuring and other transformation costs, as disclosed in Note 13.
As of December 31, 2024, our two reportable segments are described as follows:
(1)Global Records and Information Management ("Global RIM") Business includes several distinct offerings:
(i)Records Management, which stores physical records and provides information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents ("Records Management") for customers in 61 countries around the globe.
(ii)Data Management, which provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations, server and computer backup services and related services offerings ("Data Management").
(iii)Global Digital Solutions, which develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information. In August 2024, we launched the Insight Digital Experience Platform (also referred to as DXP), a secure, software-as-a-service platform designed to automate customer workflows, enhance data accessibility, ensure audit compliance and optimize customer data for artificial intelligence applications.
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
(v)Media and Archive Services, which includes entertainment and media services, which help industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute and archive key media assets.
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
The remaining activities of our business consist primarily of our ALM and Fine Arts businesses and Corporate and Other.
(i)ALM provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition, and recycling or sale of IT hardware and component assets. ALM services are enabled by: secure logistics, chain of custody and complete asset traceability practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. In addition, ALM also offers workplace IT asset management services including storage, configuration, deployment, device support, end-of-life disposition and recycling or sale of employee IT devices. Our ALM services focus on protecting and eradicating customer data while maintaining strong, auditable and transparent chain of custody practices.
(ii)Fine Arts provides technical expertise in the handling, installation and storing of art.
(iii)Corporate and Other also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

118	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
The accounting policies of our reportable segments are the same as those described in Note 2.
An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
As of and for the Year Ended December 31, 2024
Total Revenues	$4,979,438	$620,028	$5,599,466	$550,443	$6,149,909
Storage Rental	3,009,094	606,294	3,615,388	66,871	3,682,259
Service	1,970,344	13,734	1,984,078	483,572	2,467,650
Other Reportable Segment Expenses(1)	2,756,321	337,515	3,093,836
Adjusted EBITDA	2,223,117	282,513	2,505,630
Total Assets(2)	10,408,885	6,060,608	16,469,493	2,247,622	18,717,115
As of and for the Year Ended December 31, 2023
Total Revenues	$4,661,776	$495,026	$5,156,802	$323,487	$5,480,289
Storage Rental	2,834,352	474,066	3,308,418	62,227	3,370,645
Service	1,827,424	20,960	1,848,384	261,260	2,109,644
Other Reportable Segment Expenses(1)	2,634,739	279,081	2,913,820
Adjusted EBITDA	2,027,037	215,945	2,242,982
Total Assets(2)	10,876,225	4,788,600	15,664,825	1,808,977	17,473,802
As of and for the Year Ended December 31, 2022
Total Revenues	$4,295,115	$401,125	$4,696,240	$407,334	$5,103,574
Storage Rental	2,606,721	372,208	2,978,929	55,094	3,034,023
Service	1,688,394	28,917	1,717,311	352,240	2,069,551
Other Reportable Segment Expenses(1)	2,407,526	225,503	2,633,029
Adjusted EBITDA	1,887,589	175,622	2,063,211
Total Assets(2)	10,654,650	3,752,088	14,406,738	1,733,776	16,140,514
(1)Primarily relates to Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the respective reportable segment.
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN 2024 FORM 10-K	119

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net Income (Loss) Before Provision (Benefit) for Income Taxes for the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Total Adjusted EBITDA for Reportable Segments	$2,505,630	$2,242,982	$2,063,211
Add/(Deduct):
Corporate and other	(269,250)	(281,305)	(236,154)
Interest expense, net	(721,559)	(585,932)	(488,014)
Depreciation and amortization	(900,905)	(776,159)	(727,595)
Acquisition and Integration Costs	(35,842)	(25,875)	(47,746)
Restructuring and other transformation	(161,359)	(175,215)	(41,933)
(Loss) gain on disposal/write-down of property, plant and equipment, net (including real estate)	(6,196)	12,825	93,268
Other (expense) income, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(39,159)	(98,891)	83,268
Stock-based compensation expense	(118,138)	(73,799)	(56,861)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(8,684)	(11,425)	(9,806)
Total Net Income (Loss) Before Provision (Benefit) for Income Taxes	$244,538	$227,206	$631,638

120	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
Information as to our operations in different geographical areas for the years ended December 31, 2024, 2023 and 2022 is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Revenues:
United States	$4,008,402	$3,507,134	$3,262,755
United Kingdom	426,462	393,917	332,556
Canada	303,184	279,325	270,836
Remaining Countries	1,411,861	1,299,913	1,237,427
Long-lived Assets:
United States	$11,399,912	$9,492,911	$8,925,643
United Kingdom	1,419,582	1,315,715	1,062,641
Canada	612,581	498,511	514,777
Remaining Countries	3,593,818	4,431,120	4,090,308
Information as to our revenues by product and service lines by segment for the years ended December 31, 2024, 2023 and 2022 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Year Ended December 31, 2024
Records Management(1)	$3,899,109	$—	$162,366	$4,061,475
Data Management(1)	515,306	—	—	515,306
Information Destruction(1)(2)(3)	565,023	—	388,077	953,100
Data Center(1)	—	620,028	—	620,028
For the Year Ended December 31, 2023
Records Management(1)	$3,625,264	$—	$146,389	$3,771,653
Data Management(1)	520,194	—	—	520,194
Information Destruction(1)(2)(3)	516,318	—	177,098	693,416
Data Center(1)	—	495,026	—	495,026
For the Year Ended December 31, 2022
Records Management(1)	$3,287,237	$—	$137,845	$3,425,082
Data Management(1)	510,107	—	185	510,292
Information Destruction(1)(2)(3)	497,771	—	269,304	767,075
Data Center(1)	—	401,125	—	401,125
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service related, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from our ALM business.

IRON MOUNTAIN 2024 FORM 10-K	121

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
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
Revenue recognized in the accompanying Consolidated Statements of Operations under these agreements for the years ended December 31, 2024, 2023 and 2022 is as follows (approximately):

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Frankfurt JV Agreements(1)	$3,000	$1,800	$15,000
MakeSpace Agreement and Clutter Agreement(2)	—	13,000	28,500
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
(2)Revenue associated with the MakeSpace Agreement and the Clutter Agreement is presented as a component of our Global RIM Business segment.
13. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn. Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We have incurred approximately $378,500 in Restructuring and other transformation costs from the inception of Project Matterhorn through December 31, 2024. We expect to incur approximately $150,000 in costs related to Project Matterhorn during the year ending December 31, 2025, at which point the program is expected to be completed. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 and from the inception of Project Matterhorn through December 31, 2024 is as follows:

	YEAR ENDED DECEMBER 31, 2024	YEAR ENDED DECEMBER 31, 2023	YEAR ENDED DECEMBER 31, 2022	FROM INCEPTION THROUGH DECEMBER 31, 2024
Restructuring	$51,082	$57,319	$13,292	$121,693
Other transformation	110,277	117,896	28,641	256,814
Restructuring and other transformation	$161,359	$175,215	$41,933	$378,507

122	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2024
(In thousands, except share and per share data)
13. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Consolidated Statements of Operations, by segment, for the years ended December 31, 2024, 2023 and 2022 and from the inception of Project Matterhorn through December 31, 2024 are as follows:

	YEAR ENDED DECEMBER 31, 2024	YEAR ENDED DECEMBER 31, 2023	YEAR ENDED DECEMBER 31, 2022	FROM INCEPTION THROUGH DECEMBER 31, 2024
Global RIM Business	$42,130	$46,722	$13,083	$101,935
Global Data Center Business	3,056	520	—	3,576
Corporate and Other	5,896	10,077	209	16,182
Total restructuring costs	$51,082	$57,319	$13,292	$121,693
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Consolidated Statements of Operations, by segment, for the years ended December 31, 2024, 2023 and 2022 and from the inception of Project Matterhorn through December 31, 2024 are as follows:

	YEAR ENDED DECEMBER 31, 2024	YEAR ENDED DECEMBER 31, 2023	YEAR ENDED DECEMBER 31, 2022	FROM INCEPTION THROUGH DECEMBER 31, 2024
Global RIM Business	$38,337	$28,369	$3,901	$70,607
Global Data Center Business	4,798	4,964	58	9,820
Corporate and Other	67,142	84,563	24,682	176,387
Total other transformation costs	$110,277	$117,896	$28,641	$256,814
A rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Consolidated Balance Sheets for December 31, 2022 through December 31, 2024 is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2022	$1,058	$7,029	$8,087
Amounts accrued	57,319	117,895	175,214
Payments	(47,646)	(100,070)	(147,716)
Balance as of December 31, 2023	10,731	24,854	35,585
Amounts accrued	51,082	110,277	161,359
Payments	(54,839)	(122,127)	(176,966)
Balance as of December 31, 2024	$6,974	$13,004	$19,978

IRON MOUNTAIN 2024 FORM 10-K	123

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)
Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements, data center infrastructure and racking structures. Schedule III does not reflect the 1,110 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for financing leases for property that is classified as land, buildings, data center infrastructure and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, data center infrastructure, racking structures and construction in progress as disclosed in Note 2.i. to Notes to Consolidated Financial Statements as of December 31, 2024:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$6,714,601
Add (Deduct) Reconciling Items:
Book value of racking structures included in leased facilities(1)	1,448,031
Book value of financing leases(2)	335,310
Book value of construction in progress(3)	515,028
Book value of other	(5,777)
Total Reconciling Items	2,292,592
Gross Amount of Real Estate Assets, As Disclosed in Note 2.i.	$9,007,193
(1)Represents the gross book value of racking structures installed in our 1,110 leased facilities, which is included in historical book value of racking structures in Note 2.i., but excluded from Schedule III.
(2)Represents the gross book value of buildings, building improvements and data center infrastructure that are subject to financing leases, which are included in the historical book value of buildings, building improvements and data center infrastructure in Note 2.i., but excluded from Schedule III.
(3)Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.i. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2024 is included in Schedule III.
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2024:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,453,058
Add (Deduct) Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,635,183
Accumulated Depreciation - racking structures in leased facilities(2)	1,126,621
Accumulated Depreciation - financing leases(3)	141,803
Accumulated Depreciation - other	(2,267)
Total Reconciling Items	2,901,340
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$4,354,398
(1)Represents the accumulated depreciation of non-real estate assets that is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III as the assets to which this accumulated depreciation relates are not considered real estate assets associated with owned buildings.
(2)Represents the accumulated depreciation of racking structures as of December 31, 2024 installed in our 1,110 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.
(3)Represents the accumulated depreciation of buildings, building improvements and data center infrastructure as of December 31, 2024 that are subject to financing leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

124	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America
United States (Including Puerto Rico)
1420 North Fiesta Blvd, Gilbert, Arizona	1	$—	$1,637	$2,923	$4,560	$2,829	2001		Up to 40 years
4802 East Van Buren, Phoenix, Arizona	1	—	15,599	506,035	521,634	35,143	2019		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	320,893	744,000	108,388	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	15,203	27,381	9,839	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,204	8,509	5,865	2012		Up to 40 years
8521 E. Princess Drive, Scottsdale, Arizona	1	—	87,865	7,280	95,145	29,847	2018	(5)	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	3,222	7,984	3,577	2002		Up to 40 years
21063 Forbes St, Hayward, California	1	—	13,407	780	14,187	3,954	2019	(11)	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	31,438	41,606	20,205	1988		Up to 40 years
1010 - 1006 North Mansfield, Los Angeles, California	1	—	749	268	1,017	209	2014		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	7,775	22,947	17,147	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	926	5,502	2,475	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,861	5,281	2,436	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	3,337	9,666	4,933	2002		Up to 40 years
336 Oyster Point Blvd, South San Francisco, California	1	—	15,100	1,282	16,382	3,394	2019	(11)	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,611	6,194	2,823	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	787	7,099	2,612	2014		Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	11,227	18,630	12,240	2001		Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	37,745	154,081	33,992	2017		Up to 40 years

IRON MOUNTAIN 2024 FORM 10-K	125

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
20 Eastern Park Rd, East Hartford, Connecticut	1	$—	$7,417	$2,160	$9,577	$7,093	2002		Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	33,554	44,001	27,974	2001		Up to 40 years
1400 Johnson Way, New Castle, Delaware	1	—	5,686	601	6,287	539	2023	(11)	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	1,269	8,495	5,865	2002		Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	15,542	19,743	10,284	2001		Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	4,256	7,064	5,013	2002		Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	3,682	7,224	1,241	2017		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,861	9,331	5,138	2006		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	30,285	38,232	19,387	1999		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	4,282	4,686	3,169	2001		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	14,383	18,647	11,415	2001		Up to 40 years
1680 and 1700 E. Touhy Avenue, Des Plaines, Illinois	—	—	2,216	101,058	103,274	2,134	2023		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	4,101	6,090	2,368	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	4,658	26,706	12,913	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	967	2,345	577	2015		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	584	1,206	592	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	16,242	16,951	8,322	Various		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	690	9,027	4,310	2015	(11)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,723	8,921	5,149	1999		Up to 40 years

126	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
32 George St, Boston, Massachusetts	1	—	1,820	5,880	7,700	6,147	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	889	2,800	2,302	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	503	5,916	1,473	2014		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	18,523	74,446	49,206	Various		Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,255	2,549	1,497	2002		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,957	7,029	3,370	2004		Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	2	—	2,924	20,007	22,931	10,846	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	11,359	14,789	8,099	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,678	10,857	8,295	2001		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	137,462	447,866	80,555	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	65,578	104,275	68,137	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	19,407	31,141	5,209	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	8,538	18,060	2,448	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	5,837	14,782	2,477	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	12,603	16,188	8,693	2006		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	11,596	12,920	8,784	1998		Up to 40 years

IRON MOUNTAIN 2024 FORM 10-K	127

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1368 County Rd 8, Farmington, New York	1	$—	$2,611	$5,336	$7,947	$5,917	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	3,275	3,377	2,294	2001		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	13,121	36,258	27,464	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	12,037	17,179	10,084	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,856	5,785	3,769	1997		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	1,965	9,052	2,537	2017		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	606	3,735	2,520	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	5,001	8,337	5,123	2001		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	2,629	31,721	7,584	2018	(5)	Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	300,402	321,568	108,660	Various		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	1,079	3,536	2,486	2000		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,965	8,150	5,718	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	2,957	14,733	5,762	2016	(11)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,366	4,212	2,048	2016	(11)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,710	5,428	3,064	Various		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	13,309	15,136	3,715	2000		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	1,586	9,885	3,542	2015	(11)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	2,724	22,397	12,147	2013		Up to 40 years

128	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1905 John Connally Dr, Carrolton, Texas	1	$—	$2,174	$1,013	$3,187	$1,811	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	8,369	11,887	9,226	2001		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	2,447	5,662	3,250	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	8,790	14,118	4,428	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,358	10,712	7,185	2003		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	12,500	15,688	10,476	2001		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	2,879	5,719	3,282	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,270	2,302	1,365	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,961	6,428	3,659	2000		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	38,963	45,290	21,759	2004		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	1,131	2,926	1,683	2000		Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	3,420	5,100	1,924	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,831	8,154	2,683	2015	(11)	Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	5,289	11,528	6,879	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	2,005	3,714	2,494	1999		Up to 40 years
11660 Hayden Road, Manassas, Virginia	4	—	104,824	1,684,418	1,789,242	78,846	2020		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	300	2,877	1,499	2015	(11)	Up to 40 years
6110 Technology Creek Drive, Sandston, Virginia	—	—	8,068	86	8,154	—	2024		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	4,510	12,108	7,520	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,922	5,000	3,055	1999		Up to 40 years

IRON MOUNTAIN 2024 FORM 10-K	129

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
6600 Hardeson Rd, Everett, Washington	1	$—	$5,399	$4,269	$9,668	$4,641	2002	Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	2,655	7,151	4,996	2001	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	1,405	5,311	1,146	2015	Up to 40 years
Total United States	115	$—	$1,665,741	$3,708,482	$5,374,223	$1,101,170
Canada
One Command Court, Bedford	1	$—	$3,847	$4,132	$7,979	$4,981	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	6,084	11,487	6,896	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	16,303	21,310	11,131	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	1,551	9,642	5,343	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	6,200	10,526	5,953	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	10,742	25,400	13,362	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	822	2,842	1,794	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	291	3,930	840	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	592	3,343	1,677	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	17,722	25,918	15,840	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	2,336	4,136	2,222	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	10,006	11,065	6,354	2000	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,499	2,328	1,113	2008	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	579	1,822	991	2007	Up to 40 years
Total Canada	14	$—	$62,869	$78,859	$141,728	$78,497
Total North America	129	$—	$1,718,326	$3,797,627	$5,515,953	$1,179,667

130	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$12,139	$18,681	$8,490	2010		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	(620)	788	13	2003		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	2,446	5,582	1,351	2003		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	(180)	1,755	377	2018		Up to 40 years
G2-B, Engineering Square IDG Developer’s Area, 6th Oct City Giza, Egypt	1	—	8,984	(7,107)	1,877	832	2021	(7)	Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	2,276	9,256	5,871	2003		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	3,520	10,938	6,376	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	6,699	11,976	9,051	2003		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	3,546	6,665	3,536	2003		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,816	2,497	1,621	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindon, England	1	—	2,636	648	3,284	1,562	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,227	3,977	2,673	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(3,963)	17,355	7,174	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	(38)	1,284	528	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	519	3,909	1,736	2016	(4)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	(1,068)	13,073	3,862	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	—	12,407	11,602	24,009	18,158	2004		Up to 40 years

IRON MOUNTAIN 2024 FORM 10-K	131

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe (continued)
45 Rue de Savoie, Manissieux, Saint Priest, France	1	$—	$5,546	$(138)	$5,408	$1,679	2016	(4)	Up to 40 years
Heinrich Lanz Alee 47, Frankfurt, Germany	1	—	80,951	106,180	187,131	12,375	2021	(8)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	548	4,570	1,847	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	2,732	5,952	3,707	2006		Up to 40 years
Kilbarry Industrial Park, Dublin Hill, Cork, Ireland	2	—	831	—	831	24	2024		Up to 40 years
Loughbeg, Ringaskiddy, Cork, Ireland	—	—	868	—	868	—	2024		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	1,935	10,975	6,359	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	720	3,538	1,681	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	6,142	22,176	11,142	2012		Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	5,533	12,503	6,716	Various		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	27,595	39,112	23,098	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	(186)	—	—	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	3,401	14,412	4,837	2010		Up to 40 years
Calle del Mar Egeo, 4, 28830, San Fernando de Hanares, Madrid, Spain	1	—	93,370	102,443	195,813	29	2022	(9)	Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	6,200	10,181	8,109	2001		Up to 40 years
Plot No. S10501 & S10506 Jebel Ali Free Zone Authority, United Arab Emirates	1	—	17,000	(3,747)	13,253	1,908	2021	(7)	Up to 40 years
Total Europe	50	$—	$369,809	$293,820	$663,629	$156,722

132	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$(79)	$576	$92	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(166)	—	—	1998		Up to 40 years
Spegazzini, Ezeiza, Buenos Aires, Argentina	1	—	12,773	(12,592)	181	69	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu, Brazil	1	—	12,562	(5,810)	6,752	2,283	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	1	—	8,894	(4,072)	4,822	1,778	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	6,150	8,018	3,682	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	(7,472)	16,606	4,727	2014		Up to 40 years
El Otoño 398, Lampa, Chile	1	—	1,612	—	1,612	254	2015		Up to 40 years
El Taqueral 99, Santiago, Chile	10	—	2,629	24,062	26,691	12,698	Various		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	7	—	4,001	11,281	15,282	7,957	Various		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	959	1,333	733	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	1,158	2,063	646	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	1,791	21,728	6,089	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	2,811	6,348	2,476	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	580	2,784	1,328	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	11,070	18,614	7,217	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	—	1,549	(504)	1,045	—	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	5,892	10,004	5,092	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	25,997	34,175	11,830	2010		Up to 40 years
Total Latin America	46	$—	$117,579	$61,056	$178,635	$68,951

IRON MOUNTAIN 2024 FORM 10-K	133

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Asia Pacific
8 Whitestone Drive, Austins Ferry, Australia	1	$—	$681	$2,161	$2,842	$655	2012	(4)	Up to 40 years
Warehouse No 4, Shanghai, China	1	$—	$1,530	$991	$2,521	$727	2013		Up to 40 years
No.464, Pattandur Agrahara Village, Vertex Tech Park, India	3	—	113,767	77,814	191,581	2,728	2023	(10)	Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor, Indonesia	1	—	7,897	3,779	11,676	3,606	2017		Up to 40 years
Jl. Amd Projakal KM 5.5 Rt 46, Kel. Graha Indah, Kec. Balikpapan Utara, Indonesia	1	—	125	(81)	44	9	2021		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	62,018	120,655	27,752	2018	(6)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	842	11,237	5,116	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	2,604	15,830	7,125	2016	(4)	Up to 40 years
Total Asia Pacific	11	$—	$206,258	$150,128	$356,386	$47,718
Total	236	$—	$2,422,256	$4,292,345	$6,714,601	$1,453,058
(1)The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements, data center infrastructure and racking structures. The listing does not reflect the 1,110 leased facilities in our real estate portfolio. In addition, the above information does not include any value for financing leases for property that is classified as land, buildings, building improvements and data center infrastructure in our consolidated financial statements.
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
(9)Property was acquired in connection with our acquisition of XData Properties, S.L.U.
(10)Property was acquired in connection with our acquisition of the Web Werks JV.
(11)This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

134	IRON MOUNTAIN 2024 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024
(Dollars in thousands)
(12)The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2024 and 2023:

	YEAR ENDED DECEMBER 31,
GROSS CARRYING AMOUNT OF REAL ESTATE	2024	2023
Gross amount at beginning of period	$4,964,366	$4,461,195
Additions during period:
Acquisitions	—	—
Discretionary capital projects	1,836,648	535,817
Foreign currency translation fluctuations	(73,945)	5,046
	1,762,703	540,863
Deductions during period:
Cost of real estate sold, disposed or written-down	(14,872)	(27,830)
Other adjustments(1)	2,404	(9,862)
	(12,468)	(37,692)
Gross amount at end of period	$6,714,601	$4,964,366
(1)For the year ended December 31, 2023, this includes the cost of racking structures associated with the facilities sold as part of the sale-leaseback transactions.

	YEAR ENDED DECEMBER 31,
ACCUMULATED DEPRECIATION	2024	2023
Gross amount of accumulated depreciation at beginning of period	$1,305,461	$1,187,390
Additions during period:
Depreciation	183,138	132,423
Foreign currency translation fluctuations	(28,488)	3,821
	154,650	136,244
Deductions during period:
Amount of accumulated depreciation for real estate assets sold, disposed or written-down	(10,619)	(8,856)
Other adjustments(1)	3,566	(9,317)
	(7,053)	(18,173)
Gross amount of end of period	$1,453,058	$1,305,461
(1)For the year ended December 31, 2023, this includes the accumulated depreciation of racking structures associated with the facilities sold as part of the sale-leaseback transactions.
The aggregate cost of our real estate assets for federal tax purposes at December 31, 2024 was approximately $6,466,579.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

IRON MOUNTAIN 2024 FORM 10-K	135

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

4.11
Senior Indenture, dated as of December 6, 2024, among the Issuer, the Company, the Subsidiary Guarantors named therein and Computershare Trust Company, N.A. as trustee, relating to the 6.25% Senior Notes due 2033.(Incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 2024.)

4.12
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.13	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)
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

10.3
Second Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024.)

10.4
Third Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan.
(#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

10.5
Fourth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)

136	IRON MOUNTAIN 2024 FORM 10-K

Part IV

EXHIBIT	ITEM
10.6
Fifth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024.)

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

10.14	First Amendment to the Iron Mountain Incorporated 2013 Employee Stock Purchase Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2021.)
10.15
Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Annex C to the Iron Mountain Incorporated Proxy Statement for the Special Meeting of Stockholders, filed with the SEC on December 23, 2014.)

10.16	First Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2017.)
10.17
Second Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.)

10.18	Third Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2021.)
10.19
Form of Iron Mountain Incorporated Amended and Restated Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

10.20	Form of Iron Mountain Incorporated Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)
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

10.24
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non‑Qualified Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

10.25
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

10.27
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 20). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013.)

10.28
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

IRON MOUNTAIN 2024 FORM 10-K	137

Part IV

EXHIBIT	ITEM
10.33
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.34
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.)

10.35
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.)

10.36	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 6). (#) (Filed herewith.)
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

10.39
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.40
Form of Stock Option Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

10.41
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.)

10.42	Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 6). (#) (Filed herewith.)
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

10.45
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.46
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.47
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.)

10.48
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 6). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.)

10.49	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 7). (#) (Filed herewith)
10.50
Form of Cash Award Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.)

10.51	Form of Cash Award Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Filed herewith.)
10.52	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.53	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.54	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007.)
10.55
First Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.)

10.56
Second Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.)

10.57
Third Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.)

138	IRON MOUNTAIN 2024 FORM 10-K

Part IV

EXHIBIT	ITEM
10.58	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012.)
10.59	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)
10.60	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)
10.61	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.62	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.63
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

10.64
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

10.65
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

10.67
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

10.68
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

10.69
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

10.70
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

10.71
Amendment No. 1 to Credit Agreement dated December 28, 2023 to Credit Agreement, among the Company, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 28, 2023.)

10.72
Amendment No. 2 to Credit Agreement dated as of June 7, 2024, by and among the Company, Iron Mountain Information Management, LLC and JPMorgan chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2024.)

10.73
Amendment No. 3 to Credit Agreement dated as of July 2, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 3, 2024.)

10.74
Amendment No. 4 to Credit Agreement dated as of August 19, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024.)

IRON MOUNTAIN 2024 FORM 10-K	139

Part IV

EXHIBIT	ITEM
10.75
Amendment No. 5 to Credit Agreement dated as of November 7, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 7, 2024.)

19.1	Insider Trading Policy. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
97.1	Clawback Policy. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

140	IRON MOUNTAIN 2024 FORM 10-K

Part IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2025
William L. Meaney

/s/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2025
Barry A. Hytinen

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 14, 2025
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 14, 2025
Jennifer M. Allerton

/s/ PAMELA M. ARWAY	Director	February 14, 2025
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 14, 2025
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 14, 2025
Kent P. Dauten

/s/ JUNE YEE FELIX	Director	February 14, 2025
June Y. Felix

/s/ MONTE E. FORD	Director	February 14, 2025
Monte E. Ford

IRON MOUNTAIN 2024 FORM 10-K	141

Part IV

NAME	TITLE	DATE
/s/ ANDRE MACIEL	Director	February 14, 2025
Andre Maciel

/s/ ROBIN L. MATLOCK	Director	February 14, 2025
Robin L. Matlock

/s/ WENDY J. MURDOCK	Director	February 14, 2025
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 14, 2025
Walter. C. Rakowich

/s/ THEODORE R. SAMUELS	Director	February 14, 2025
Theodore R. Samuels

/s/ DOYLE R. SIMONS	Director	February 14, 2025
Doyle R. Simons

142	IRON MOUNTAIN 2024 FORM 10-K