Form 10-Q
period 2025-03-31
IRON MOUNTAIN INC
filed 2025-05-01
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 25, 2025, the registrant had 295,043,896 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2025 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024
	3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024
	4	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024
	5	Condensed Consolidated Statements of (Deficit) Equity for the Three Months Ended March 31, 2025 and 2024
	6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024
	7	Notes to Condensed Consolidated Financial Statements
24	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
42	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
44	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
44	ITEM 5.	Other Information
44	ITEM 6.	Exhibits
45	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	MARCH 31, 2025	DECEMBER 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$155,338	$155,716
Accounts receivable (less allowances of $90,610 and $86,712 as of March 31, 2025 and December 31, 2024, respectively)	1,312,079	1,291,379
Prepaid expenses and other	282,945	244,127
Total Current Assets	1,750,362	1,691,222
Property, Plant and Equipment:
Property, plant and equipment	12,758,467	11,985,997
Less—Accumulated depreciation	(4,509,307)	(4,354,398)
Property, Plant and Equipment, Net	8,249,160	7,631,599
Other Assets, Net:
Goodwill	5,141,810	5,083,817
Customer and supplier relationships and other intangible assets	1,266,993	1,274,731
Operating lease right-of-use assets	2,386,511	2,489,893
Other	567,251	545,853
Total Other Assets, Net	9,362,565	9,394,294
Total Assets	$19,362,087	$18,717,115
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$736,922	$715,109
Accounts payable	707,581	678,716
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,063,237	1,366,568
Deferred revenue	333,171	326,882
Total Current Liabilities	2,840,911	3,087,275
Long-term Debt, net of current portion	14,177,474	13,003,977
Long-term Operating Lease Liabilities, net of current portion	2,224,080	2,334,826
Other Long-term Liabilities	339,144	312,199
Deferred Income Taxes	204,516	205,341
Commitments and Contingencies
Redeemable Noncontrolling Interests	78,237	78,171
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 294,968,740 and 293,592,637 shares as of March 31, 2025 and December 31, 2024, respectively)	2,950	2,936
Additional paid-in capital	4,609,663	4,647,330
(Distributions in excess of earnings) Earnings in excess of distributions	(4,808,764)	(4,583,436)
Accumulated other comprehensive items, net	(502,369)	(569,952)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(698,520)	(503,122)
Noncontrolling Interests	196,245	198,448
Total (Deficit) Equity	(502,275)	(304,674)
Total Liabilities and (Deficit) Equity	$19,362,087	$18,717,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Revenues:
Storage rental	$948,376	$884,842
Service	644,153	592,021
Total Revenues	1,592,529	1,476,863
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	710,204	653,255
Selling, general and administrative	329,737	319,465
Depreciation and amortization	232,154	209,555
Acquisition and Integration Costs	5,823	7,809
Restructuring and other transformation	54,746	40,767
Loss (gain) on disposal/write-down of property, plant and equipment, net	5,571	389
Total Operating Expenses	1,338,235	1,231,240
Operating Income (Loss)	254,294	245,623
Interest Expense, Net (includes Interest Income of $3,463 and $3,660 for the three months ended March 31, 2025 and 2024, respectively)	194,738	164,519
Other Expense (Income), Net	28,488	(12,530)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	31,068	93,634
Provision (Benefit) for Income Taxes	14,835	16,609
Net Income (Loss)	16,233	77,025
Less: Net Income (Loss) Attributable to Noncontrolling Interests	281	2,964
Net Income (Loss) Attributable to Iron Mountain Incorporated	$15,952	$74,061
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.05	$0.25
Diluted	$0.05	$0.25
Weighted Average Common Shares Outstanding—Basic	294,507	292,746
Weighted Average Common Shares Outstanding—Diluted	297,260	295,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net Income (Loss)	$16,233	$77,025
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	74,916	(67,269)
Change in Fair Value of Interest Rate Swaps	(6,993)	11,388
Reclassifications from Accumulated Other Comprehensive Items, net	—	(2,528)
Total Other Comprehensive Income (Loss)	67,923	(58,409)
Comprehensive Income (Loss)	84,156	18,616
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	621	2,196
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$83,535	$16,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2024	$(304,674)	293,592,637	$2,936	$4,647,330	$(4,583,436)	$(569,952)	$198,448	$78,171
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	(37,653)	1,376,103	14	(37,667)	—	—	—	—
Parent cash dividends declared	(241,280)	—	—	—	(241,280)	—	—	—
Other comprehensive income (loss)	67,583	—	—	—	—	67,583	—	340
Net income (loss)	15,909	—	—	—	15,952	—	(43)	324
Noncontrolling interests dividends	(2,160)	—	—	—	—	—	(2,160)	(598)
Balance, March 31, 2025	$(502,275)	294,968,740	$2,950	$4,609,663	$(4,808,764)	$(502,369)	$196,245	$78,237

THREE MONTHS ENDED MARCH 31, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY (DEFICIT)
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2023	$211,773	292,142,739	$2,921	$4,533,691	$(3,953,808)	$(371,156)	$125	$177,947
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	(15,459)	942,944	10	(15,469)	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	422	—	—	422	—	—	—	(422)
Parent cash dividends declared	(194,496)	—	—	—	(194,496)	—	—	—
Other comprehensive (loss) income	(57,641)	—	—	—	—	(57,641)	—	(768)
Net income (loss)	74,061	—	—	—	74,061	—	—	2,964
Noncontrolling interests dividends	—	—	—	—	—	—	—	(499)
Balance, March 31, 2024	$18,660	293,085,683	$2,931	$4,518,644	$(4,074,243)	$(428,797)	$125	$179,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$16,233	$77,025
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	162,441	143,633
Amortization (includes amortization of deferred financing costs and discounts of $7,856 and $6,100 for the three months ended March 31, 2025 and 2024, respectively)	77,569	72,022
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	1,317	1,321
Stock-based compensation expense	26,094	14,039
(Benefit) provision for deferred income taxes	(6,408)	1,125
Loss (gain) on disposal/write-down of property, plant and equipment, net	5,571	389
Foreign currency transactions and other, net	20,557	(5,091)
(Increase) decrease in assets	(56,083)	(29,738)
(Decrease) increase in liabilities	(49,992)	(144,687)
Cash Flows from Operating Activities	197,299	130,038
Cash Flows from Investing Activities:
Capital expenditures	(674,767)	(381,145)
Cash paid for acquisitions, net of cash acquired	(35,066)	(122,479)
Acquisition of customer intangibles	(8,925)	(2,286)
Contract costs	(31,450)	(25,304)
Investments in joint ventures and other investments, net	(16,748)	—
Proceeds from sales of property and equipment and other, net	190	5,605
Cash Flows from Investing Activities	(766,766)	(525,609)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(2,281,353)	(1,730,252)
Proceeds from revolving credit facility, term loan facilities and other debt	3,390,322	2,479,378
Equity distribution to noncontrolling interests	(2,758)	(499)
Parent cash dividends	(223,479)	(198,013)
Payment of deferred purchase obligations and other deferred payments	(240,217)	(158,677)
Net (payments) proceeds associated with employee stock-based awards	(63,747)	(29,498)
Other, net	64	(340)
Cash Flows from Financing Activities	578,832	362,099
Effect of Exchange Rates on Cash and Cash Equivalents	(9,743)	2,338
(Decrease) Increase in Cash and Cash Equivalents	(378)	(31,134)
Cash and Cash Equivalents, Beginning of Period	155,716	222,789
Cash and Cash Equivalents, End of Period	$155,338	$191,655
Supplemental Information:
Cash Paid for Interest	$267,214	$274,796
Cash Paid for Income Taxes, Net	$27,751	$18,613
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$52,284	$38,082
Accrued Capital Expenditures	$321,234	$210,255
Deferred Purchase Obligations and Other Deferred Payments	$2,880	$133,713
Dividends Payable	$240,450	$198,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data) (Unaudited)
1. GENERAL
The unaudited condensed consolidated financial statements of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries ("we" or "us"), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. Certain items previously reported under specific captions within the statement of cash flows have been reclassified to conform to the current year presentation. The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2025 (our "Annual Report").
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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the three months ended March 31, 2025 is as follows:

Balance as of December 31, 2024	$86,712
Credit memos charged to revenue	22,089
Allowance for bad debts charged to expense	9,770
Deductions and other(1)	(27,961)
Balance as of March 31, 2025	$90,610
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	7

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
Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2025 and December 31, 2024 are as follows:

DESCRIPTION	MARCH 31, 2025	DECEMBER 31, 2024
Assets:
Operating lease right-of-use assets	$2,386,511	$2,489,893
Financing lease right-of-use assets, net of accumulated depreciation(1)	371,912	359,265
Liabilities:
Current
Operating lease liabilities	$329,237	$315,400
Financing lease liabilities(1)	130,980	128,397
Long-term
Operating lease liabilities	$2,224,080	$2,334,826
Financing lease liabilities(1)	292,185	278,444
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three months ended March 31, 2025 and 2024 are as follows:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2025	2024
Operating lease cost(1)	$173,308	$171,746
Financing lease cost:
Depreciation of financing lease right-of-use assets	$13,732	$10,944
Interest expense for financing lease liabilities	6,129	5,221
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $46,405 and $38,094 for the three months ended March 31, 2025 and 2024, respectively.
Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2025 and 2024 is as follows:

	THREE MONTHS ENDED MARCH 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2025	2024
Operating cash flows used in operating leases	$119,511	$117,336
Operating cash flows used in financing leases (interest)	6,129	5,221
Financing cash flows used in financing leases	13,348	10,679
NON-CASH ITEMS:
Operating lease modifications and reassessments	$(85,512)	$(262)
New operating leases (including acquisitions)	38,417	64,556

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	8

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. GOODWILL
Our reporting units as of December 31, 2024 are described in detail in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 8) for the three months ended March 31, 2025 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2024	$3,816,874	$469,461	$797,482	$5,083,817
Tax deductible goodwill acquired during the period	—	—	20,713	20,713
Fair value and other adjustments	—	—	(1,259)	(1,259)
Currency effects	32,041	5,223	1,275	38,539
Goodwill balance, net of accumulated amortization, as of March 31, 2025	$3,848,915	$474,684	$818,211	$5,141,810
Accumulated goodwill impairment balance as of March 31, 2025	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2025 and December 31, 2024 are as follows:

		FAIR VALUE MEASUREMENTS AT MARCH 31, 2025 USING
DESCRIPTION	TOTAL CARRYING VALUE AT MARCH 31, 2025	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$1,674	$—	$1,674	$—
Time Deposits	16,254	—	16,254	—
Trading Securities	8,272	6,507	1,765	—
Derivative Assets	7,714	—	7,714	—
Derivative Liabilities	17,060	—	17,060	—
Deferred Purchase Obligations(1)	106,001	—	—	106,001

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$2,488	$—	$2,488	$—
Time Deposits	9,612	—	9,612	—
Trading Securities	8,144	6,390	1,754	—
Derivative Assets	28,092	—	28,092	—
Derivative Liabilities	5,326	—	5,326	—
Deferred Purchase Obligations(1)	147,055	—	—	147,055
(1)The balance as of March 31, 2025 primarily relates to the fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report). The balance as of December 31, 2024 primarily relates to the fair values of the deferred purchase obligations associated with the Regency Transaction and ITRenew Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2024 through March 31, 2025:

Balance as of December 31, 2024	$147,055
Additions	2,880
Payments	(49,215)
Other changes, including accretion	5,281
Balance as of March 31, 2025	$106,001
The level 3 valuation of the deferred purchase obligation was determined utilizing a Monte-Carlo model which takes into account our forecasted projections as they relate to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected revenue over the achievement period, including adjustments for volatility and timing, as well as discount rates that account for the risk of the arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the deferred purchase obligation.
There were no material items that were measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024 other than those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three months ended March 31, 2025 and 2024 are as follows:

	THREE MONTHS ENDED MARCH 31, 2025			THREE MONTHS ENDED MARCH 31, 2024
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(568,129)	$(1,823)	$(569,952)	$(373,628)	$2,472	$(371,156)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	74,576	—	74,576	(66,501)	—	(66,501)
Change in fair value of interest rate swaps	—	(6,993)	(6,993)	—	11,388	11,388
Reclassifications from accumulated other comprehensive items, net	—	—	—	—	(2,528)	(2,528)
Total other comprehensive income (loss)	74,576	(6,993)	67,583	(66,501)	8,860	(57,641)
End of Period	$(493,553)	$(8,816)	$(502,369)	$(440,129)	$11,332	$(428,797)
G. REVENUES
Certain costs to fulfill or obtain customer contracts, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, and certain initial direct costs of obtaining data center leases are collectively referred to as "Contract Costs". Contract Costs are primarily made up of Intake Costs and Commissions (each as defined in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report). Contract Costs as of March 31, 2025 and December 31, 2024 are as follows:

	MARCH 31, 2025			DECEMBER 31, 2024
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$92,832	$(44,830)	$48,002	$89,057	$(43,783)	$45,274
Commissions asset	212,688	(83,943)	128,745	200,149	(78,955)	121,194
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	MARCH 31, 2025	DECEMBER 31, 2024(1)
Deferred revenue—Current(2)	Deferred revenue	$333,171	$326,882
Deferred revenue—Long-term(3)	Other Long-term Liabilities	118,129	110,601
(1)    The beginning balance of current and long-term deferred revenue for the year ended December 31, 2024 was $325,665 and $100,770, respectively.
(2)    The current deferred revenue accounted for under Accounting Standards Codification 842, Leases ("ASC 842") is approximately $21,200 and $25,500 as of March 31, 2025 and December 31, 2024, respectively.
(3)    The long-term deferred revenue accounted for under ASC 842 is approximately $101,600 and $95,000 as of March 31, 2025 and December 31, 2024, respectively.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with ASC 842. Storage rental revenue associated with our Global Data Center Business for the three months ended March 31, 2025 and 2024 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Storage rental revenue	$172,945	$140,028
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three months ended March 31, 2025 and 2024 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Stock-based compensation expense	$26,094	$14,039
On March 1, 2025, we granted approximately 83,389 stock options, 497,089 RSUs and 435,124 PUs under the 2014 Plan (as defined in Note 2.t. to Notes to Consolidated Financial Statements included in our Annual Report).
As of March 31, 2025, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $148,087.
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
Acquisition and Integration Costs for the three months ended March 31, 2025 and 2024 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Acquisition and Integration Costs	$5,823	$7,809

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three months ended March 31, 2025 and 2024 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Loss (gain) on disposal/write-down of property, plant and equipment, net	$5,571	$389
K. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three months ended March 31, 2025 and 2024 consists of the following:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2025	2024
Foreign currency transaction losses (gains), net(1)	$29,663	$(16,379)
Other, net	(1,175)	3,849
Other Expense (Income), Net	$28,488	$(12,530)
(1)The losses for the three months ended March 31, 2025 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2025 and 2024 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2025(1)	2024(2)
Effective Tax Rate	47.8%	17.7%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2025 were the lack of tax benefits recognized for the ordinary losses, disallowed interest expenses of certain entities and losses we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2024 were the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three months ended March 31, 2025 and 2024 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net Income (Loss)	$16,233	$77,025
Less: Net Income (Loss) Attributable to Noncontrolling Interests	281	2,964
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$15,952	$74,061
Weighted-average shares—basic	294,507,000	292,746,000
Effect of dilutive potential stock options	2,162,000	1,886,000
Effect of dilutive potential RSUs and PUs	591,000	589,000
Weighted-average shares—diluted	297,260,000	295,221,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.05	$0.25
Diluted	$0.05	$0.25
Antidilutive stock options, RSUs and PUs excluded from the calculation	98,685	365,764
3. INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at March 31, 2025 and December 31, 2024 is as follows:

	MARCH 31, 2025		DECEMBER 31, 2024
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$77,885	20%	$61,075	20%
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	14

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
As of March 31, 2025 and December 31, 2024, we have approximately $1,487,000 and $1,482,000, respectively, in notional value outstanding on our interest rate swap agreements. As of March 31, 2025, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS NET INVESTMENT HEDGES
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of March 31, 2025, our cross-currency swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency swaps, by currency, as of March 31, 2025 and December 31, 2024, are as follows:

	MARCH 31, 2025	DECEMBER 31, 2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187
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
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, by derivative instrument, are as follows:

	MARCH 31, 2025		DECEMBER 31, 2024
DERIVATIVE INSTRUMENTS(1)	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Cash Flow Hedges(2)
Interest rate swap agreements	$1,091	$(11,523)	$1,887	$(5,326)
Net Investment Hedges(3)
Cross-currency swap agreements	6,623	(5,537)	26,205	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2025, $1,500 is included within Prepaid expenses and other, $6,214 is included within Other assets, $5,537 is included within Accrued expenses and other current liabilities and $11,523 is included within Other long-term liabilities. As of December 31, 2024, $8,891 is included within Prepaid expenses and other, $19,201 is included within Other assets, and $5,326 is included within Other long-term liabilities.
(2)As of March 31, 2025, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $8,816.
(3)As of March 31, 2025, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $52,164, which include $51,078 related to the excluded component of our cross-currency swap agreements.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the three months ended March 31, 2025 and 2024, by derivative instrument, are as follows:

	THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	2025	2024
Cash Flow Hedges
Interest rate swap agreements	$(6,993)	$11,388
Net Investment Hedges
Cross-currency swap agreements	(25,119)	8,312
Cross-currency swap agreements (excluded component)	4,176	4,176
(Losses) gains recognized in Net income (loss) during the three months ended March 31, 2025 and 2024, by derivative instrument, are as follows:

		THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	LOCATION OF (LOSS) GAIN	2025	2024
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$2,528
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(4,176)	(4,176)

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT
Long-term debt is as follows:

	MARCH 31, 2025				DECEMBER 31, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$1,073,000	$(8,788)	$1,064,212	$1,073,000	$121,000	$(9,253)	$111,747	$121,000
Term Loan A(1)	213,281	—	213,281	213,281	216,016	—	216,016	216,016
Term Loan B due 2031(1)	1,835,940	(14,059)	1,821,881	1,846,025	1,840,181	(14,690)	1,825,491	1,850,698
Virginia 3 Term Loans(2)	271,079	(2,519)	268,560	271,079	271,079	(3,013)	268,066	271,079
Virginia 4/5 Term Loans(2)	138,747	(1,900)	136,847	138,747	76,535	(2,752)	73,783	76,535
Virginia 6 Term Loans(2)	179,410	(4,112)	175,298	179,410	137,495	(4,605)	132,890	137,495
Virginia 7 Term Loans(2)	107,337	(7,022)	100,315	107,337	32,074	(7,591)	24,483	32,074
Australian Dollar Term Loan(2)	176,251	(230)	176,021	176,979	175,813	(265)	175,548	176,655
UK Bilateral Revolving Credit Facility(2)	181,099	(992)	180,107	181,099	175,503	(1,034)	174,469	175,503
GBP Notes(2)	517,424	(570)	516,854	509,016	501,437	(789)	500,648	490,155
4 7/8% Notes due 2027(2)	1,000,000	(3,555)	996,445	976,250	1,000,000	(3,910)	996,090	972,500
5 1/4% Notes due 2028(2)	825,000	(3,543)	821,457	804,375	825,000	(3,838)	821,162	804,375
5% Notes due 2028(2)	500,000	(2,412)	497,588	481,250	500,000	(2,592)	497,408	481,250
7% Notes due 2029(2)	1,000,000	(8,154)	991,846	1,015,000	1,000,000	(8,686)	991,314	1,020,000
4 7/8% Notes due 2029(2)	1,000,000	(6,510)	993,490	950,000	1,000,000	(6,871)	993,129	945,000
5 1/4% Notes due 2030(2)	1,300,000	(8,023)	1,291,977	1,239,875	1,300,000	(8,399)	1,291,601	1,235,000
4 1/2% Notes(2)	1,100,000	(7,363)	1,092,637	1,003,750	1,100,000	(7,674)	1,092,326	1,001,000
5% Notes due 2032(2)	750,000	(9,574)	740,426	688,125	750,000	(9,900)	740,100	688,125
5 5/8% Notes(2)	600,000	(4,259)	595,741	571,500	600,000	(4,404)	595,596	570,000
6 1/4% Notes(2)	1,200,000	(14,089)	1,185,911	1,185,000	1,200,000	(14,517)	1,185,483	1,194,000
Real Estate Mortgages, Financing Lease Liabilities and Other	655,796	(1,694)	654,102	655,796	614,231	(1,825)	612,406	614,231
Accounts Receivable Securitization Program	400,000	(600)	399,400	400,000	400,000	(670)	399,330	400,000
Total Long-term Debt	15,024,364	(109,968)	14,914,396		13,836,364	(117,278)	13,719,086
Less Current Portion	(736,922)	—	(736,922)		(715,109)	—	(715,109)
Long-term Debt, Net of Current Portion	$14,287,442	$(109,968)	$14,177,474		$13,121,255	$(117,278)	$13,003,977
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B due 2031"). The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2025 was $1,669,594 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 6.6% as of March 31, 2025.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2025).
LETTERS OF CREDIT
As of March 31, 2025, we have outstanding letters of credit totaling $63,788, of which $7,406 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between April 2025 and May 2027.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	17

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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR")-based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA")-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
6. COMMITMENTS AND CONTINGENCIES
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
7. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
In fiscal year 2024 and the three months ended March 31, 2025, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 22, 2024	0.6500	March 15, 2024	190,506	April 4, 2024
May 2, 2024	0.6500	June 17, 2024	190,643	July 5, 2024
August 1, 2024	0.7150	September 16, 2024	209,776	October 3, 2024
November 6, 2024	0.7150	December 16, 2024	209,913	January 7, 2025
February 13, 2025	0.7850	March 17, 2025	231,549	April 4, 2025
On May 1, 2025, we declared a dividend to our stockholders of record as of June 16, 2025 of $0.785 per share, payable on July 3, 2025.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	18

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
Our reportable segments as of December 31, 2024 are described in Note 11 to Notes to Consolidated Financial Statements included in our Annual Report. Our reportable segments are as follows:
•Global RIM Business
•Global Data Center Business
The remaining activities of our business consist primarily of our Fine Arts and asset lifecycle management ("ALM") businesses and other corporate items ("Corporate and Other").
The operations associated with acquisitions completed during the first three months of 2025 have been incorporated into Corporate and Other.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Three Months Ended March 31, 2025
Total Revenues	$1,255,942	$173,197	$1,429,139	$163,390	$1,592,529
Storage Rental	757,508	172,945	930,453	17,923	948,376
Service	498,434	252	498,686	145,467	644,153
Other Segment Items(1)	699,628	82,381	782,009
Adjusted EBITDA	556,314	90,816	647,130
Total Assets(2)	10,263,140	6,641,688	16,904,828	2,457,259	19,362,087
For the Three Months Ended March 31, 2024
Total Revenues	$1,210,157	$143,937	$1,354,094	$122,769	$1,476,863
Storage Rental	728,984	140,028	869,012	15,830	884,842
Service	481,173	3,909	485,082	106,939	592,021
Other Segment Items(1)	683,889	82,369	766,258
Adjusted EBITDA	526,268	61,568	587,836
Total Assets(2)	10,706,306	5,000,981	15,707,287	2,122,269	17,829,556
(1)Relates to Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the respective reportable segment. The CODM does not regularly review disaggregated expense information included within “Other Segment Items” for any individual segments but may review consolidated Cost of sales (excluding depreciation and amortization) and consolidated Selling, general and administrative expense information to manage the business.
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net Income (Loss) Before Provision (Benefit) for Income Taxes for the three months ended March 31, 2025 and 2024 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Total Adjusted EBITDA for Reportable Segments	$647,130	$587,836
Add/(Deduct):
Corporate and other	(67,224)	(68,981)
Interest expense, net	(194,738)	(164,519)
Depreciation and amortization	(232,154)	(209,555)
Acquisition and Integration Costs	(5,823)	(7,809)
Restructuring and other transformation	(54,746)	(40,767)
(Loss) gain on disposal/write-down of property, plant and equipment, net (including real estate)	(5,571)	(389)
Other (expense) income, net, excluding our share of (losses) gains from our unconsolidated joint ventures	(27,382)	13,110
Stock-based compensation expense	(26,094)	(14,039)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(2,330)	(1,253)
Total Net Income (Loss) Before Provision (Benefit) for Income Taxes	$31,068	$93,634

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
Segment revenue by product and service lines for the three months ended March 31, 2025 and 2024 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Global RIM Business
Records Management(1)	$991,827	$936,652
Data Management(1)	122,087	132,050
Information Destruction(1)(2)	142,028	141,455
Data Center(1)	—	—
Global Data Center Business
Records Management(1)	$—	$—
Data Management(1)	—	—
Information Destruction(1)	—	—
Data Center(1)	173,197	143,937
Corporate and Other
Records Management(1)	$42,787	$39,072
Data Management(1)	—	—
Information Destruction(1)(3)	120,603	83,697
Data Center(1)	—	—
Total Consolidated
Records Management(1)	$1,034,614	$975,724
Data Management(1)	122,087	132,050
Information Destruction(1)(2)(3)	262,631	225,152
Data Center(1)	173,197	143,937
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
9. RELATED PARTIES
We have agreements with the Frankfurt JV whereby we earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the "Frankfurt JV Agreements").
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three months ended March 31, 2025 and 2024 is as follows (approximately):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Frankfurt JV Agreements(1)	$—	$400
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn. Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We have incurred approximately $433,300 in Restructuring and other transformation costs from the inception of Project Matterhorn through March 31, 2025. We expect to incur approximately $150,000 in costs related to Project Matterhorn during the year ended December 31, 2025, at which point the program is expected to be completed. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, and from the inception of Project Matterhorn through March 31, 2025, is as follows:

	THREE MONTHS ENDED MARCH 31, 2025	THREE MONTHS ENDED MARCH 31, 2024	FROM INCEPTION THROUGH MARCH 31, 2025
Restructuring	$21,856	$10,726	$143,549
Other transformation	32,890	30,041	289,704
Restructuring and other transformation	$54,746	$40,767	$433,253
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statements of Operations, by segment, for the three months ended March 31, 2025 and 2024, and from the inception of Project Matterhorn through March 31, 2025, is as follows:

	THREE MONTHS ENDED MARCH 31, 2025	THREE MONTHS ENDED MARCH 31, 2024	FROM INCEPTION THROUGH MARCH 31, 2025
Global RIM Business	$20,726	$10,141	$122,661
Global Data Center Business	—	4	3,576
Corporate and Other	1,130	581	17,312
Total restructuring costs	$21,856	$10,726	$143,549
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statements of Operations, by segment, for the three months ended March 31, 2025 and 2024, and from the inception of Project Matterhorn through March 31, 2025, is as follows:

	THREE MONTHS ENDED MARCH 31, 2025	THREE MONTHS ENDED MARCH 31, 2024	FROM INCEPTION THROUGH MARCH 31, 2025
Global RIM Business	$11,063	$8,970	$81,670
Global Data Center Business	1,283	1,391	11,103
Corporate and Other	20,544	19,680	196,931
Total other transformation costs	$32,890	$30,041	$289,704

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
The rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, for December 31, 2024 through March 31, 2025 is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2024	$6,974	$13,004	$19,978
Amount accrued	21,856	32,890	54,746
Payments	(13,013)	(25,537)	(38,550)
Balance as of March 31, 2025	$15,817	$20,357	$36,174

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	23

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2025, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 14, 2025 (our "Annual Report").
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

Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	24

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three months ended March 31, 2025 within each section.
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We have incurred approximately $433.3 million in Restructuring and other transformation costs from the inception of Project Matterhorn through March 31, 2025. We expect to incur approximately $150.0 million in costs related to Project Matterhorn during the year ended December 31, 2025, at which point the program is expected to be completed. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
See Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Restructuring and other transformation costs.
GENERAL
RESULTS OF OPERATIONS—KEY TRENDS
•Our organic storage rental revenue growth is primarily driven by revenue management in our Global RIM Business segment, where we expect volume to be relatively stable in the near term, as well as by growth in our Global Data Center Business segment, primarily driven by lease commencements.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth in 2025 to benefit from our new and existing digital offerings and asset lifecycle management ("ALM") business, as well as our traditional services.
•We expect continued total revenue and Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") growth in 2025 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the three months ended March 31, 2025 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

15%
Product Cost of Sales and Other
39%
Labor
6%
Transportation
40%
Facilities

26%
Sales, Marketing and Account Management
74%
General, Administrative and Other

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	25

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net Income (Loss)	$16,233	$77,025
Add/(Deduct):
Interest expense, net	194,738	164,519
Provision (benefit) for income taxes	14,835	16,609
Depreciation and amortization	232,154	209,555
Acquisition and Integration Costs(1)	5,823	7,809
Restructuring and other transformation	54,746	40,767
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	5,571	389
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	27,382	(13,110)
Stock-based compensation expense	26,094	14,039
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,330	1,253
Adjusted EBITDA	$579,906	$518,855
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

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	26

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.05	$0.25
Add/(Deduct):
Acquisition and Integration Costs	0.02	0.03
Restructuring and other transformation	0.18	0.14
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.02	—
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.09	(0.04)
Stock-based compensation expense	0.09	0.05
Non-cash amortization related to derivative instruments	0.01	0.01
Tax impact of reconciling items and discrete tax items(1)	(0.04)	(0.01)
Income (Loss) Attributable to Noncontrolling Interests	—	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.43	$0.43
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2025 and 2024 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2025 and 2024 was 17.0% and 13.9%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	27

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
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net Income (Loss)	$16,233	$77,025
Add/(Deduct):
Real estate depreciation	94,147	83,573
Loss (gain) on sale of real estate, net of tax	312	(1,194)
Data center lease-based intangible assets amortization	2,019	5,576
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,496	441
FFO (Nareit)	114,207	165,421
Add/(Deduct):
Acquisition and Integration Costs	5,823	7,809
Restructuring and other transformation	54,746	40,767
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	5,292	1,818
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	27,382	(13,110)
Stock-based compensation expense	26,094	14,039
Non-cash amortization related to derivative instruments	4,176	4,176
Real estate financing lease depreciation	3,148	2,986
Tax impact of reconciling items and discrete tax items(2)	(11,673)	(4,170)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(125)	41
FFO (Normalized)	$229,070	$219,777
(1)Includes foreign currency transaction losses (gains), net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $0.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	28

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
Further detail regarding our critical accounting estimates can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2024.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2025 TO THE THREE MONTHS ENDED MARCH 31, 2024 (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Revenues	$1,592,529	$1,476,863	$115,666	7.8%
Operating Expenses	1,338,235	1,231,240	106,995	8.7%
Operating Income	254,294	245,623	8,671	3.5%
Other Expenses, Net	238,061	168,598	69,463	41.2%
Net Income (Loss)	16,233	77,025	(60,792)	(78.9)%
Net Income (Loss) Attributable to Noncontrolling Interests	281	2,964	(2,683)	(90.5)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$15,952	$74,061	$(58,109)	(78.5)%
Adjusted EBITDA(1)	$579,906	$518,855	$61,051	11.8%
Adjusted EBITDA Margin(1)	36.4%	35.1%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	29

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$948,376	$884,842	$63,534	7.2%	8.8%	8.8%	—%
Service	644,153	592,021	52,132	8.8%	10.2%	7.1%	3.1%
Total Revenues	$1,592,529	$1,476,863	$115,666	7.8%	9.4%	8.1%	1.3%
(1)Constant currency growth rate, which is a non-GAAP measure, is calculated by translating the 2024 results at the 2025 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.
TOTAL REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 include the following:

STORAGE RENTAL REVENUE	•organic storage rental revenue growth driven by revenue management in our Global RIM Business segment and lease commencements and improved pricing in our Global Data Center Business segment.

SERVICE REVENUE
•organic service revenue growth driven by increases in Global Digital Solutions and traditional service activity levels in our Global RIM Business and increased volume in our ALM business; and
•an increase of $18.3 million due to recent acquisitions in our ALM business.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	30

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
Labor	$273,981	$251,331	$22,650	9.0%	10.8%	17.2%	17.0%	0.2%
Facilities	287,406	276,827	10,579	3.8%	5.3%	18.0%	18.7%	(0.7)%
Transportation	43,133	45,320	(2,187)	(4.8)%	(3.7)%	2.7%	3.1%	(0.4)%
Product Cost of Sales and Other	105,684	79,777	25,907	32.5%	33.7%	6.6%	5.4%	1.2%
Total Cost of sales	$710,204	$653,255	$56,949	8.7%	10.3%	44.6%	44.2%	0.4%
Primary factors influencing the change in reported Cost of sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM and ALM businesses;
•an increase in facilities expenses, primarily driven by higher real estate taxes in our Global Data Center business; and
•an increase in product cost of sales and other in our ALM business as a result of higher product volumes.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
General, Administrative and Other	$242,874	$235,042	$7,832	3.3%	4.5%	15.3%	15.9%	(0.6)%
Sales, Marketing and Account Management	86,863	84,423	2,440	2.9%	4.6%	5.5%	5.7%	(0.2)%
Total Selling, general and administrative expenses	$329,737	$319,465	$10,272	3.2%	4.5%	20.7%	21.6%	(0.9)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense; and
•an increase in sales, marketing and account management expenses, primarily driven by higher compensation expense.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $18.8 million, or 13.1%, for the three months ended March 31, 2025 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $3.8 million, or 5.8%, for the three months ended March 31, 2025 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the three months ended March 31, 2025 and 2024 were approximately $5.8 million and $7.8 million, respectively.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	31

Part I. Financial Information

RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the three months ended March 31, 2025 and 2024 were $54.7 million and $40.8 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three months ended March 31, 2025 and 2024 was approximately $5.6 million and $0.4 million, respectively.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $30.2 million to $194.7 million in the three months ended March 31, 2025 from $164.5 million in the prior year period. The increase is primarily due to higher average debt outstanding during the three months ended March 31, 2025 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.7% at both March 31, 2025 and 2024. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three months ended March 31, 2025 and 2024 consists of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE
DESCRIPTION	2025	2024
Foreign currency transaction losses (gains), net(1)	$29,663	$(16,379)	$46,042
Other, net	(1,175)	3,849	(5,024)
Other Expense (Income), Net	$28,488	$(12,530)	$41,018
(1)The losses for the three months ended March 31, 2025 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2025 and 2024 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Effective Tax Rate	47.8%	17.7%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2025 were the lack of tax benefits recognized for the ordinary losses, disallowed interest expenses of certain entities and losses we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	32

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Net Income (Loss)	$16,233	$77,025	$(60,792)	(78.9)%
Net Income (Loss) as a percentage of Revenue	1.0%	5.2%
Adjusted EBITDA	$579,906	$518,855	$61,051	11.8%
Adjusted EBITDA Margin	36.4%	35.1%

Adjusted EBITDA Margin for the three months ended March 31, 2025 increased 130 basis points from the same prior year period driven by favorable overhead management, offset by changes in our revenue mix.
↑ INCREASED BY $61.1 MILLION OR 11.8% Adjusted EBITDA

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	33

Part I. Financial Information

SEGMENT ANALYSIS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$757,508	$728,984	$28,524	3.9%	5.7%	5.7%	—%
Service	498,434	481,173	17,261	3.6%	5.1%	5.1%	—%
Segment Revenue	$1,255,942	$1,210,157	$45,785	3.8%	5.5%	5.5%	—%
Segment Adjusted EBITDA	$556,314	$526,268	$30,046
Segment Adjusted EBITDA Margin	44.3%	43.5%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the three months ended March 31, 2025 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our Global Digital Solutions business and growth in our traditional service activity levels; and
•an 80 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	34

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$172,945	$140,028	$32,917	23.5%	24.4%	24.4%	—%
Service	252	3,909	(3,657)	(93.6)%	(93.5)%	(93.5)%	—%
Segment Revenue	$173,197	$143,937	$29,260	20.3%	21.2%	21.2%	—%
Segment Adjusted EBITDA	$90,816	$61,568	$29,248
Segment Adjusted EBITDA Margin	52.4%	42.8%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the three months ended March 31, 2025 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first three months of 2025 and in prior periods, improved pricing and increased usage of pass-through power, partially offset by churn of approximately 30 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 960 basis point increase in Adjusted EBITDA Margin reflecting improved pricing, recent lease commencements and cost containment.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	35

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$17,923	$15,830	$2,093	13.2%	13.4%	13.4%	—%
Service	145,467	106,939	38,528	36.0%	36.6%	19.5%	17.1%
Revenue	$163,390	$122,769	$40,621	33.1%	33.6%	18.7%	14.9%
Adjusted EBITDA	$(67,224)	$(68,981)	$1,757
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the three months ended March 31, 2025 compared to the prior year period include the following:
•an increase in service revenue of $18.3 million due to recent acquisitions in our ALM business;
•organic service revenue growth in our ALM business driven by increased volume; and
•an improvement in Adjusted EBITDA driven by service revenue improvement in our ALM business.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	36

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We have incurred approximately $433.3 million in Restructuring and other transformation costs from the inception of Project Matterhorn through March 31, 2025. We expect to incur approximately $150.0 million in costs related to Project Matterhorn during the year ended December 31, 2025, at which point the program is expected to be completed. During the three months ended March 31, 2025 and 2024, we incurred approximately $54.7 million and $40.8 million, respectively, of Restructuring and other transformation costs related to Project Matterhorn, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2025	2024
Cash Flows from Operating Activities	$197,299	$130,038
Cash Flows from Investing Activities	(766,766)	(525,609)
Cash Flows from Financing Activities	578,832	362,099
Cash and Cash Equivalents, End of Period	155,338	191,655
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the three months ended March 31, 2025, net cash flows provided by operating activities increased by $67.3 million compared to the prior year period, primarily due to a decrease in net income (excluding non-cash charges) of $1.1 million and an increase in cash from working capital of $68.4 million, primarily driven by the timing of accrued expenses.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the three months ended March 31, 2025 included cash paid for capital expenditures of $674.8 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the three months ended March 31, 2025 included:
•Net proceeds of approximately $1,109.0 million primarily associated with borrowings under the Revolving Credit Facility.
•Payment of dividends in the amount of $223.5 million on our common stock.
•Payment of deferred purchase obligations and other deferred payments of $240.2 million.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	37

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the three months ended March 31, 2025 and 2024, organized by the type of the spending as described in our Annual Report (in thousands):

	THREE MONTHS ENDED MARCH 31,
NATURE OF CAPITAL SPEND	2025	2024
Growth Investment Capital Expenditures:
Data Center	$575,999	$276,631
Real Estate	30,934	46,755
Innovation and Other	21,584	13,730
Total Growth Investment Capital Expenditures	628,517	337,116
Recurring Capital Expenditures:
Data Center	$3,067	$1,768
Real Estate	8,196	9,361
Non-Real Estate	16,820	17,608
Total Recurring Capital Expenditures	28,083	28,737
Total Capital Spend (on accrual basis)	$656,600	$365,853
Net (decrease) increase in prepaid capital expenditures	(2,351)	(8,768)
Net decrease (increase) in accrued capital expenditures	20,518	24,060
Total Capital Spend (on cash basis)	$674,767	$381,145

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,950.0 million for the year ending December 31, 2025. Of this, we expect capital expenditures for growth investment of approximately $1,800.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first three months of 2025 and fiscal year 2024.
On May 1, 2025, we declared a dividend to our stockholders of record as of June 16, 2025 of $0.785 per share, payable on July 3, 2025.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	38

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2025 are related to cash and cash equivalents held in money market funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of March 31, 2025 is as follows (in thousands):

	MARCH 31, 2025
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$1,073,000	$(8,788)	$1,064,212
Term Loan A(1)	213,281	—	213,281
Term Loan B due 2031(1)	1,835,940	(14,059)	1,821,881
Virginia 3 Term Loans(2)	271,079	(2,519)	268,560
Virginia 4/5 Term Loans(2)	138,747	(1,900)	136,847
Virginia 6 Term Loans(2)	179,410	(4,112)	175,298
Virginia 7 Term Loans(2)	107,337	(7,022)	100,315
Australian Dollar Term Loan(2)	176,251	(230)	176,021
UK Bilateral Revolving Credit Facility(2)	181,099	(992)	180,107
GBP Notes(2)	517,424	(570)	516,854
4 7/8% Notes due 2027(2)	1,000,000	(3,555)	996,445
5 1/4% Notes due 2028(2)	825,000	(3,543)	821,457
5% Notes due 2028(2)	500,000	(2,412)	497,588
7% Notes due 2029(2)	1,000,000	(8,154)	991,846
4 7/8% Notes due 2029(2)	1,000,000	(6,510)	993,490
5 1/4% Notes due 2030(2)	1,300,000	(8,023)	1,291,977
4 1/2% Notes(2)	1,100,000	(7,363)	1,092,637
5% Notes due 2032(2)	750,000	(9,574)	740,426
5 5/8% Notes(2)	600,000	(4,259)	595,741
6 1/4% Notes(2)	1,200,000	(14,089)	1,185,911
Real Estate Mortgages, Financing Lease Liabilities and Other	655,796	(1,694)	654,102
Accounts Receivable Securitization Program	400,000	(600)	399,400
Total Long-term Debt	15,024,364	(109,968)	14,914,396
Less Current Portion	(736,922)	—	(736,922)
Long-term Debt, Net of Current Portion	$14,287,442	$(109,968)	$14,177,474
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

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	39

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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR")-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions and (ii) events that are extraordinary, unusual or non-recurring.
Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2025 are as follows:

	MARCH 31, 2025	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.0	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
As of March 31, 2025 and December 31, 2024, we have approximately $1,487.0 million and $1,482.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of March 31, 2025, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	40

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of March 31, 2025, our cross-currency swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency swaps, by currency, as of March 31, 2025 and December 31, 2024, are as follows (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187
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
INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the Frankfurt JV at March 31, 2025 and December 31, 2024 is as follows (in thousands):

	MARCH 31, 2025		DECEMBER 31, 2024
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$77,885	20%	$61,075	20%

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	41

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
As of March 31, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	42

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended March 31, 2025, nor did we repurchase any shares of our common stock during the three months ended March 31, 2025.
ITEM 5. OTHER INFORMATION
On February 21, 2025, Mr. Greg McIntosh, our Executive Vice President and Chief Commercial Officer, Global Records and Information Management, adopted a 10b5-1 trading plan to (i) exercise options to purchase up to 6,744 shares of our common stock, (ii) sell up to 9,848 shares of our common stock between May 22, 2025 and August 29, 2025 and (iii) sell 100% of the net shares to be acquired upon vesting of 27,934 gross performance units (“PUs”), as adjusted based on the actual performance results of such PUs, between June 2, 2025 and August 29, 2025. Mr. McIntosh’s plan will terminate on the earlier of August 29, 2025 and the date that all trades under the plan are completed.
On March 14, 2025, William L. Meaney, our President and Chief Executive Officer, adopted a 10b5-1 trading plan to (i) exercise options to purchase up to 803,924 shares of our common stock between January 2, 2026 and December 31, 2027, (ii) sell up to 803,924 shares of our common stock between January 2, 2026 and December 31, 2027 and (iii) sell 100% of the net shares to be acquired upon vesting of 317,031 gross PUs, as adjusted based on the actual performance results of such PUs, between March 2, 2026 and March 4, 2027. Mr. Meaney's plan will terminate on the earlier of December 31, 2027 and the date that all trades under the plan are completed.
On March 20, 2025, Mr. Mark Kidd, our Executive Vice President and General Manager, Data Centers and ALM, adopted a 10b5-1 trading plan to (i) exercise options to purchase up to 7,306 shares of our common stock between June 18, 2025 and March 9, 2026 and (ii) sell up to 97,306 shares of our common stock between July 1, 2025 and September 1, 2026. Mr. Kidd’s plan will terminate on the earlier of September 18, 2026 and the date that all trades under the plan are completed.
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

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	44

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: May 1, 2025

IRON MOUNTAIN MARCH 31, 2025 FORM 10-Q	45