Form 10-Q
period 2025-06-30
IRON MOUNTAIN INC
filed 2025-08-06
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2025, the registrant had 295,348,225 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2025 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024
	3	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2025 and 2024
	4	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2025 and 2024
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024
	6	Condensed Consolidated Statements of (Deficit) Equity for the Three and Six Months Ended June 30, 2025
	7	Condensed Consolidated Statements of (Deficit) Equity for the Three and Six Months Ended June 30, 2024
	8	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024
	9	Notes to Condensed Consolidated Financial Statements
27	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
46	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
48	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
48	ITEM 5.	Other Information
48	ITEM 6.	Exhibits
49	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2025	DECEMBER 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$217,992	$155,716
Accounts receivable (less allowances of $101,897 and $86,712 as of June 30, 2025 and December 31, 2024, respectively)	1,387,110	1,291,379
Prepaid expenses and other	292,146	244,127
Total Current Assets	1,897,248	1,691,222
Property, Plant and Equipment:
Property, plant and equipment	13,500,719	11,985,997
Less—Accumulated depreciation	(4,725,996)	(4,354,398)
Property, Plant and Equipment, Net	8,774,723	7,631,599
Other Assets, Net:
Goodwill	5,229,943	5,083,817
Customer and supplier relationships and other intangible assets	1,244,957	1,274,731
Operating lease right-of-use assets	2,414,510	2,489,893
Other	615,408	545,853
Total Other Assets, Net	9,504,818	9,394,294
Total Assets	$20,176,789	$18,717,115
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$777,881	$715,109
Accounts payable	650,906	678,716
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,227,760	1,366,568
Deferred revenue	342,225	326,882
Total Current Liabilities	2,998,772	3,087,275
Long-term Debt, net of current portion	14,818,175	13,003,977
Long-term Operating Lease Liabilities, net of current portion	2,254,841	2,334,826
Other Long-term Liabilities	375,971	312,199
Deferred Income Taxes	221,045	205,341
Commitments and Contingencies
Redeemable Noncontrolling Interests	76,852	78,171
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 295,271,945 and 293,592,637 shares as of June 30, 2025 and December 31, 2024, respectively)	2,953	2,936
Additional paid-in capital	4,680,581	4,647,330
(Distributions in excess of earnings) Earnings in excess of distributions	(5,087,387)	(4,583,436)
Accumulated other comprehensive items, net	(363,583)	(569,952)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(767,436)	(503,122)
Noncontrolling Interests	198,569	198,448
Total (Deficit) Equity	(568,867)	(304,674)
Total Liabilities and (Deficit) Equity	$20,176,789	$18,717,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2025	2024
Revenues:
Storage rental	$1,009,989	$919,746
Service	701,959	614,663
Total Revenues	1,711,948	1,534,409
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	754,837	675,971
Selling, general and administrative	390,456	344,838
Depreciation and amortization	252,566	224,501
Acquisition and Integration Costs	4,815	9,502
Restructuring and other transformation	50,340	46,513
(Gain) loss on disposal/write-down of property, plant and equipment, net	(962)	2,790
Total Operating Expenses	1,452,052	1,304,115
Operating Income (Loss)	259,896	230,294
Interest Expense, Net (includes Interest Income of $4,442 and $0 for the three months ended June 30, 2025 and 2024, respectively)	205,063	176,521
Other Expense (Income), Net	81,877	5,833
Net (Loss) Income Before Provision (Benefit) for Income Taxes	(27,044)	47,940
Provision (Benefit) for Income Taxes	16,296	13,319
Net (Loss) Income	(43,340)	34,621
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,581	(1,162)
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(44,921)	$35,783
Net (Loss) Income Per Share Attributable to Iron Mountain Incorporated:
Basic	$(0.15)	$0.12
Diluted	$(0.15)	$0.12
Weighted Average Common Shares Outstanding—Basic	295,364	293,340
Weighted Average Common Shares Outstanding—Diluted	295,364	295,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Revenues:
Storage rental	$1,958,365	$1,804,588
Service	1,346,112	1,206,684
Total Revenues	3,304,477	3,011,272
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,465,041	1,329,226
Selling, general and administrative	720,193	664,303
Depreciation and amortization	484,720	434,056
Acquisition and Integration Costs	10,638	17,311
Restructuring and other transformation	105,086	87,280
Loss (gain) on disposal/write-down of property, plant and equipment, net	4,609	3,179
Total Operating Expenses	2,790,287	2,535,355
Operating Income (Loss)	514,190	475,917
Interest Expense, Net (includes Interest Income of $7,905 and $3,425 for the six months ended June 30, 2025 and 2024, respectively)	399,801	341,040
Other Expense (Income), Net	110,365	(6,697)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	4,024	141,574
Provision (Benefit) for Income Taxes	31,131	29,928
Net (Loss) Income	(27,107)	111,646
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,862	1,802
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(28,969)	$109,844
Net (Loss) Income Per Share Attributable to Iron Mountain Incorporated:
Basic	$(0.10)	$0.37
Diluted	$(0.10)	$0.37
Weighted Average Common Shares Outstanding—Basic	294,935	293,043
Weighted Average Common Shares Outstanding—Diluted	294,935	295,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2025	2024
Net (Loss) Income	$(43,340)	$34,621
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	139,892	(31,579)
Change in Fair Value of Interest Rate Swaps	(1,025)	(488)
Total Other Comprehensive Income (Loss)	138,867	(32,067)
Comprehensive Income (Loss)	95,527	2,554
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,662	(935)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$93,865	$3,489

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Net (Loss) Income	$(27,107)	$111,646
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	214,808	(98,848)
Change in Fair Value of Interest Rate Swaps	(8,018)	10,900
Reclassifications from Accumulated Other Comprehensive Items, net	—	(2,528)
Total Other Comprehensive Income (Loss)	206,790	(90,476)
Comprehensive Income (Loss)	179,683	21,170
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,283	1,261
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$177,400	$19,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2025	$(502,275)	294,968,740	$2,950	$4,609,663	$(4,808,764)	$(502,369)	$196,245	$78,237
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	70,981	303,205	3	70,978	—	—	—	—
Parent cash dividends declared	(233,702)	—	—	—	(233,702)	—	—	—
Other comprehensive income (loss)	138,786	—	—	—	—	138,786	—	81
Net (loss) income	(42,575)	—	—	—	(44,921)	—	2,346	(765)
Noncontrolling interests equity contributions	(60)	—	—	(60)	—	—	—	—
Noncontrolling interests dividends	(22)	—	—	—	—	—	(22)	(701)
Balance, June 30, 2025	$(568,867)	295,271,945	$2,953	$4,680,581	$(5,087,387)	$(363,583)	$198,569	$76,852

SIX MONTHS ENDED JUNE 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2024	$(304,674)	293,592,637	$2,936	$4,647,330	$(4,583,436)	$(569,952)	$198,448	$78,171
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	33,328	1,679,308	17	33,311	—	—	—	—
Parent cash dividends declared	(474,982)	—	—	—	(474,982)	—	—	—
Other comprehensive income (loss)	206,369	—	—	—	—	206,369	—	421
Net (loss) income	(26,666)	—	—	—	(28,969)	—	2,303	(441)
Noncontrolling interests equity contributions	(60)	—	—	(60)	—	—	—	—
Noncontrolling interests dividends	(2,182)	—	—	—	—	—	(2,182)	(1,299)
Balance, June 30, 2025	$(568,867)	295,271,945	$2,953	$4,680,581	$(5,087,387)	$(363,583)	$198,569	$76,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2024	$18,660	293,085,683	$2,931	$4,518,644	$(4,074,243)	$(428,797)	$125	$179,222
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	37,241	212,782	2	37,239	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	—	—	—	—	—	—	—	7,284
Parent cash dividends declared	(192,139)	—	—	—	(192,139)	—	—	—
Other comprehensive (loss) income	(32,294)	—	—	—	—	(32,294)	—	227
Net income (loss)	35,783	—	—	—	35,783	—	—	(1,162)
Noncontrolling interests dividends	—	—	—	—	—	—	—	(710)
Balance, June 30, 2024	$(132,749)	293,298,465	$2,933	$4,555,883	$(4,230,599)	$(461,091)	$125	$184,861

SIX MONTHS ENDED JUNE 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2023	$211,773	292,142,739	$2,921	$4,533,691	$(3,953,808)	$(371,156)	$125	$177,947
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	21,782	1,155,726	12	21,770	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	422	—	—	422	—	—	—	6,862
Parent cash dividends declared	(386,635)	—	—	—	(386,635)	—	—	—
Other comprehensive (loss) income	(89,935)	—	—	—	—	(89,935)	—	(541)
Net income (loss)	109,844	—	—	—	109,844	—	—	1,802
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,209)
Balance, June 30, 2024	$(132,749)	293,298,465	$2,933	$4,555,883	$(4,230,599)	$(461,091)	$125	$184,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss) Income	$(27,107)	$111,646
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	343,013	302,562
Amortization (includes amortization of deferred financing costs and discounts of $15,659 and $12,243 for the six months ended June 30, 2025 and 2024, respectively)	157,366	143,737
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	2,976	2,798
Stock-based compensation expense	86,448	43,928
Provision (benefit) for deferred income taxes	2,472	(442)
Loss (gain) on disposal/write-down of property, plant and equipment, net	4,609	3,179
Foreign currency transactions and other, net	46,238	12,655
(Increase) decrease in assets	(135,299)	(86,117)
Increase (decrease) in liabilities	91,709	(21,731)
Cash Flows from Operating Activities	572,425	512,215
Cash Flows from Investing Activities:
Capital expenditures	(1,231,523)	(777,901)
Cash paid for acquisitions, net of cash acquired	(34,362)	(123,323)
Acquisition of customer intangibles	(9,905)	(3,457)
Contract costs	(41,534)	(50,800)
Investments in joint ventures and other investments, net	(43,585)	(10,190)
Proceeds from sales of property and equipment and other, net	10,099	5,923
Cash Flows from Investing Activities	(1,350,810)	(959,748)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(7,353,497)	(4,896,450)
Proceeds from revolving credit facility, term loan facilities and other debt	8,991,334	5,843,362
Equity distribution to noncontrolling interests	(3,481)	(1,209)
Parent cash dividends	(455,236)	(388,709)
Payment of deferred purchase obligations and other deferred payments	(240,217)	(158,677)
Net (payments) proceeds associated with employee stock-based awards	(53,120)	(22,146)
Other, net	(2,915)	(6,880)
Cash Flows from Financing Activities	882,868	369,291
Effect of Exchange Rates on Cash and Cash Equivalents	(42,207)	(291)
Increase (Decrease) in Cash and Cash Equivalents	62,276	(78,533)
Cash and Cash Equivalents, Beginning of Period	155,716	222,789
Cash and Cash Equivalents, End of Period	$217,992	$144,256
Supplemental Information:
Cash Paid for Interest	$386,391	$382,823
Cash Paid for Income Taxes, Net	$60,099	$43,099
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$141,811	$67,996
Accrued Capital Expenditures	$242,272	$213,636
Deferred Purchase Obligations and Other Deferred Payments	$3,600	$133,813
Dividends Payable	$242,395	$200,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	8

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the six months ended June 30, 2025 is as follows:

Balance as of December 31, 2024	$86,712
Credit memos charged to revenue	47,315
Allowance for bad debts charged to expense	29,610
Deductions and other(1)	(61,740)
Balance as of June 30, 2025	$101,897
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2025 and December 31, 2024 are as follows:

DESCRIPTION	JUNE 30, 2025	DECEMBER 31, 2024
Assets:
Operating lease right-of-use assets	$2,414,510	$2,489,893
Financing lease right-of-use assets, net of accumulated depreciation(1)	474,708	359,265
Liabilities:
Current
Operating lease liabilities	$309,960	$315,400
Financing lease liabilities(1)	134,619	128,397
Long-term
Operating lease liabilities	$2,254,841	$2,334,826
Financing lease liabilities(1)	371,509	278,444
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and six months ended June 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2025	2024	2025	2024
Operating lease cost(1)	$179,831	$172,735	$353,139	$344,481
Financing lease cost:
Depreciation of financing lease right-of-use assets	$15,246	$12,078	$28,978	$23,022
Interest expense for financing lease liabilities	7,325	5,217	13,454	10,438
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $47,261 and $93,666 for the three and six months ended June 30, 2025, respectively, and $39,594 and $77,688 for the three and six months ended June 30, 2024, respectively.
Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2025 and 2024 is as follows:

	SIX MONTHS ENDED JUNE 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2025	2024
Operating cash flows used in operating leases	$244,840	$235,030
Operating cash flows used in financing leases (interest)	13,454	10,438
Financing cash flows used in financing leases	27,242	21,536
NON-CASH ITEMS:
Operating lease modifications and reassessments	$(21,629)	$573
New operating leases (including acquisitions)	58,717	80,474

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	10

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
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 8) for the six months ended June 30, 2025 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2024	$3,816,874	$469,461	$797,482	$5,083,817
Tax deductible goodwill acquired during the period	—	—	17,423	17,423
Fair value and other adjustments	—	—	(1,126)	(1,126)
Currency effects	110,136	16,013	3,680	129,829
Goodwill balance, net of accumulated amortization, as of June 30, 2025	$3,927,010	$485,474	$817,459	$5,229,943
Accumulated goodwill impairment balance as of June 30, 2025	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2025 and December 31, 2024 are as follows:

		FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2025 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF JUNE 30, 2025	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$3,335	$—	$3,335	$—
Time Deposits	11,650	—	11,650	—
Trading Securities	8,696	6,911	1,785	—
Derivative Assets	993	—	993	—
Derivative Liabilities	77,324	—	77,324	—
Deferred Purchase Obligations(1)	99,548	—	—	99,548

		FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF DECEMBER 31, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$2,488	$—	$2,488	$—
Time Deposits	9,612	—	9,612	—
Trading Securities	8,144	6,390	1,754	—
Derivative Assets	28,092	—	28,092	—
Derivative Liabilities	5,326	—	5,326	—
Deferred Purchase Obligations(1)	147,055	—	—	147,055
(1)The balance as of June 30, 2025 primarily relates to the fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report). The balance as of December 31, 2024 primarily relates to the fair values of the deferred purchase obligations associated with the Regency Transaction and ITRenew Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2024 through June 30, 2025:

Balance as of December 31, 2024	$147,055
Additions	2,880
Payments	(49,215)
Other changes, including accretion	(1,172)
Balance as of June 30, 2025	$99,548
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
There were no material items that were measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024 other than those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and six months ended June 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED JUNE 30, 2025			THREE MONTHS ENDED JUNE 30, 2024
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(493,553)	$(8,816)	$(502,369)	$(440,129)	$11,332	$(428,797)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	139,811	—	139,811	(31,806)	—	(31,806)
Change in fair value of interest rate swaps	—	(1,025)	(1,025)	—	(488)	(488)
Total other comprehensive income (loss)	139,811	(1,025)	138,786	(31,806)	(488)	(32,294)
End of Period	$(353,742)	$(9,841)	$(363,583)	$(471,935)	$10,844	$(461,091)

	SIX MONTHS ENDED JUNE 30, 2025			SIX MONTHS ENDED JUNE 30, 2024
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(568,129)	$(1,823)	$(569,952)	$(373,628)	$2,472	$(371,156)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	214,387	—	214,387	(98,307)	—	(98,307)
Change in fair value of interest rate swaps	—	(8,018)	(8,018)	—	10,900	10,900
Reclassifications from accumulated other comprehensive items, net	—	—	—	—	(2,528)	(2,528)
Total other comprehensive income (loss)	214,387	(8,018)	206,369	(98,307)	8,372	(89,935)
End of Period	$(353,742)	$(9,841)	$(363,583)	$(471,935)	$10,844	$(461,091)
G. REVENUES
Certain costs to fulfill or obtain customer contracts, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, and certain initial direct costs of obtaining data center leases are collectively referred to as "Contract Costs". Contract Costs are primarily made up of Intake Costs and Commissions (each as defined in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report). Contract Costs as of June 30, 2025 and December 31, 2024 are as follows:

	JUNE 30, 2025			DECEMBER 31, 2024
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$100,986	$(47,968)	$53,018	$89,057	$(43,783)	$45,274
Commissions asset	226,090	(96,793)	129,297	200,149	(78,955)	121,194

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	JUNE 30, 2025	DECEMBER 31, 2024(1)
Deferred revenue—Current(2)	Deferred revenue	$342,225	$326,882
Deferred revenue—Long-term(3)	Other Long-term Liabilities	142,293	110,601
(1)    The beginning balance of current and long-term deferred revenue for the year ended December 31, 2024 was $325,665 and $100,770, respectively.
(2)    The current deferred revenue accounted for under Accounting Standards Codification 842, Leases ("ASC 842") is approximately $30,700 and $25,500 as of June 30, 2025 and December 31, 2024, respectively.
(3)    The long-term deferred revenue accounted for under ASC 842 is approximately $119,800 and $95,000 as of June 30, 2025 and December 31, 2024, respectively.
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with ASC 842. Storage rental revenue associated with our Global Data Center Business for the three and six months ended June 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Storage rental revenue	$188,279	$147,397	$361,224	$287,425
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and six months ended June 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Stock-based compensation expense	$60,354	$29,889	$86,448	$43,928
On March 1, 2025, we granted approximately 83,400 stock options, 497,000 RSUs and 435,100 PUs under the 2014 Plan (as defined in Note 2.t. to Notes to Consolidated Financial Statements included in our Annual Report).
On May 29, 2025, our stockholders approved an amendment to the 2014 Plan, which (i) increases the number of shares of common stock authorized for issuance under the 2014 Plan by 4,600,000, from 20,750,000 to 25,350,000, and (ii) extends the termination date of the 2014 Plan from May 12, 2031 to May 29, 2035.
As of June 30, 2025, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $135,386.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	14

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
Acquisition and Integration Costs for the three and six months ended June 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Acquisition and Integration Costs	$4,815	$9,502	$10,638	$17,311
J. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
(Gain) loss on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
(Gain) loss on disposal/write-down of property, plant and equipment, net	$(962)	$2,790	$4,609	$3,179
K. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2025 and 2024 consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2025	2024	2025	2024
Foreign currency transaction losses (gains), net(1)	$87,155	$1,013	$116,818	$(15,366)
Other, net	(5,278)	4,820	(6,453)	8,669
Other Expense (Income), Net	$81,877	$5,833	$110,365	$(6,697)
(1)The losses for the three and six months ended June 30, 2025 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025(1)	2024(2)	2025(1)	2024
Effective Tax Rate	60.3%	27.8%	773.6%	21.1%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2025 were the lack of tax benefits recognized for the foreign exchange losses we recorded in Other expense (income), net, during the period, disallowed interest expenses of certain entities, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended June 30, 2024 were the lack of tax benefits recognized for the year to date ordinary losses of certain entities, the benefits derived from the dividends paid deduction and the differences in the tax rates to which our foreign earnings are subject.
M. (LOSS) INCOME PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted (loss) income per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Net (Loss) Income	$(43,340)	$34,621	$(27,107)	$111,646
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,581	(1,162)	1,862	1,802
Net (Loss) Income Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$(44,921)	$35,783	$(28,969)	$109,844
Weighted-average shares—basic	295,364,000	293,340,000	294,935,000	293,043,000
Effect of dilutive potential stock options	—	2,068,000	—	1,977,000
Effect of dilutive potential RSUs and PUs	—	430,000	—	509,000
Weighted-average shares—diluted	295,364,000	295,838,000	294,935,000	295,529,000
Net (Loss) Income Per Share Attributable to Iron Mountain Incorporated:
Basic	$(0.15)	$0.12	$(0.10)	$0.37
Diluted	$(0.15)	$0.12	$(0.10)	$0.37
Antidilutive stock options, RSUs and PUs excluded from the calculation	2,413,370	506,149	2,632,028	435,957
3. INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of June 30, 2025 and December 31, 2024 are as follows:

	JUNE 30, 2025		DECEMBER 31, 2024
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$87,748	20%	$61,075	20%

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	16

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
As of June 30, 2025 and December 31, 2024, we have approximately $1,687,000 and $1,482,000, respectively, in notional value outstanding on our interest rate swap agreements. As of June 30, 2025, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS NET INVESTMENT HEDGES
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of June 30, 2025, our cross-currency swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency swaps, by hedged currency, as of June 30, 2025 and December 31, 2024, are as follows:

	JUNE 30, 2025	DECEMBER 31, 2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187
We have designated these cross-currency swap agreements as hedges of net investments in our Euro and Canadian dollar denominated subsidiaries, and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities. The excluded component of our cross-currency swap agreements is recorded in Accumulated other comprehensive items, net and amortized to interest expense on a straight-line basis.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, by derivative instrument, are as follows:

	JUNE 30, 2025		DECEMBER 31, 2024
DERIVATIVE INSTRUMENTS(1)	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Cash Flow Hedges(2)
Interest rate swap agreements	$993	$(12,450)	$1,887	$(5,326)
Net Investment Hedges(3)
Cross-currency swap agreements	—	(64,874)	26,205	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2025, $993 is included within Prepaid expenses and other, $53,658 is included within Accrued expenses and other current liabilities and $23,666 is included within Other long-term liabilities. As of December 31, 2024, $8,891 is included within Prepaid expenses and other, $19,201 is included within Other assets, and $5,326 is included within Other long-term liabilities.
(2)As of June 30, 2025, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $9,841.
(3)As of June 30, 2025, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $9,619, which includes cumulative net gains of $55,255 related to the excluded component of our cross-currency swap agreements.
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the three and six months ended June 30, 2025 and 2024, by derivative instrument, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS	2025	2024	2025	2024
Cash Flow Hedges
Interest rate swap agreements	$(1,025)	$(488)	$(8,018)	$10,900
Net Investment Hedges
Cross-currency swap agreements	(65,960)	3,135	(91,079)	11,447
Cross-currency swap agreements (excluded component)	4,177	4,177	8,353	8,353
(Losses) gains recognized in Net (loss) income during the three and six months ended June 30, 2025 and 2024, by derivative instrument, are as follows:

	LOCATION OF (LOSS) GAIN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS		2025	2024	2025	2024
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$—	$—	$2,528
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(4,177)	(4,177)	(8,353)	(8,353)

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT
Long-term debt is as follows:

	JUNE 30, 2025				DECEMBER 31, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$1,086,500	$(9,171)	$1,077,329	$1,086,500	$121,000	$(9,253)	$111,747	$121,000
Term Loan A(1)	500,000	—	500,000	500,000	216,016	—	216,016	216,016
Term Loan B(1)	1,831,699	(13,461)	1,818,238	1,841,351	1,840,181	(14,690)	1,825,491	1,850,698
Virginia 3 Term Loans(2)	271,079	(2,145)	268,934	271,079	271,079	(3,013)	268,066	271,079
Virginia 4/5 Term Loans(2)	195,547	(1,087)	194,460	195,547	76,535	(2,752)	73,783	76,535
Virginia 6 Term Loans(2)	202,125	(3,619)	198,506	202,125	137,495	(4,605)	132,890	137,495
Virginia 7 Term Loans(2)	207,920	(6,453)	201,467	207,920	32,074	(7,591)	24,483	32,074
Australian Dollar Term Loan(2)	260,150	(1,984)	258,166	262,053	175,813	(265)	175,548	176,655
UK Bilateral Revolving Credit Facility(2)(3)	191,997	(984)	191,013	191,997	175,503	(1,034)	174,469	175,503
GBP Notes(2)	548,564	(345)	548,219	542,393	501,437	(789)	500,648	490,155
4 7/8% Notes due 2027(2)	1,000,000	(3,199)	996,801	991,250	1,000,000	(3,910)	996,090	972,500
5 1/4% Notes due 2028(2)	825,000	(3,247)	821,753	818,813	825,000	(3,838)	821,162	804,375
5% Notes due 2028(2)	500,000	(2,231)	497,769	494,375	500,000	(2,592)	497,408	481,250
7% Notes due 2029(2)	1,000,000	(7,623)	992,377	1,032,500	1,000,000	(8,686)	991,314	1,020,000
4 7/8% Notes due 2029(2)	1,000,000	(6,148)	993,852	978,750	1,000,000	(6,871)	993,129	945,000
5 1/4% Notes due 2030(2)	1,300,000	(7,647)	1,292,353	1,278,875	1,300,000	(8,399)	1,291,601	1,235,000
4 1/2% Notes(2)	1,100,000	(7,052)	1,092,948	1,043,625	1,100,000	(7,674)	1,092,326	1,001,000
5% Notes due 2032(2)	750,000	(9,247)	740,753	716,250	750,000	(9,900)	740,100	688,125
5 5/8% Notes(2)	600,000	(4,114)	595,886	592,500	600,000	(4,404)	595,596	570,000
6 1/4% Notes(2)	1,200,000	(13,653)	1,186,347	1,230,000	1,200,000	(14,517)	1,185,483	1,194,000
Real Estate Mortgages, Financing Lease Liabilities and Other	731,216	(1,795)	729,421	731,216	614,231	(1,825)	612,406	614,231
Accounts Receivable Securitization Program	400,000	(536)	399,464	400,000	400,000	(670)	399,330	400,000
Total Long-term Debt	15,701,797	(105,741)	15,596,056		13,836,364	(117,278)	13,719,086
Less Current Portion	(777,881)	—	(777,881)		(715,109)	—	(715,109)
Long-term Debt, Net of Current Portion	$14,923,916	$(105,741)	$14,818,175		$13,121,255	$(117,278)	$13,003,977
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B"). The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2025 was $1,645,572 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 6.2% as of June 30, 2025.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)On July 11, 2025, we amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2026 to September 24, 2028. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2025).

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT (CONTINUED)
CREDIT AGREEMENT
On June 18, 2025, we amended the Credit Agreement, which resulted in an increase in the principal amount of the Term Loan A from $218,750 to $500,000. Quarterly principal payments of approximately $6,250 on the Term Loan A will commence in September 2025. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
AUSTRALIAN DOLLAR TERM LOAN
On June 25, 2025, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of Iron Mountain Incorporated, amended its AUD Term Loan, which resulted in:
•an extension of the maturity date from September 30, 2026 to September 30, 2030,
•an increase in the original principal amount from 350,000 Australian dollars to 400,000 Australian dollars and
•a decrease in the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.625% to BBSY plus 3.500%.

The amended loan was issued at 99.5% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 10,000 Australian dollars per year, with the remaining balance due September 2030. As of June 30, 2025, we had 400,000 Australian dollars (or $262,053, based upon the exchange rate between the United States dollar and the Australian dollar as of June 30, 2025) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 7.2%.
All other material terms of the AUD Term Loan remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
OUTSTANDING BORROWINGS AU$400,000 7.2% Interest Rate As of June 30, 2025

LETTERS OF CREDIT
As of June 30, 2025, we have outstanding letters of credit totaling $74,309, of which $17,928 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between August 2025 and May 2027.
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

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT (CONTINUED)
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR")-based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA")-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
7. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
In fiscal year 2024 and the six months ended June 30, 2025, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 22, 2024	$0.6500	March 15, 2024	$190,506	April 4, 2024
May 2, 2024	0.6500	June 17, 2024	190,643	July 5, 2024
August 1, 2024	0.7150	September 16, 2024	209,776	October 3, 2024
November 6, 2024	0.7150	December 16, 2024	209,913	January 7, 2025
February 13, 2025	0.7850	March 17, 2025	231,549	April 4, 2025
May 1, 2025	0.7850	June 16, 2025	231,789	July 3, 2025
On August 6, 2025, we declared a dividend to our stockholders of record as of September 15, 2025 of $0.785 per share, payable on October 3, 2025.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	21

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
The operations associated with acquisitions completed during the first six months of 2025 have been incorporated into Corporate and Other.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Three Months Ended June 30, 2025
Total Revenues	$1,323,798	$189,401	$1,513,199	$198,749	$1,711,948
Storage Rental	803,580	188,279	991,859	18,130	1,009,989
Service	520,218	1,122	521,340	180,619	701,959
Other Segment Items(1)	737,495	93,135	830,630
Adjusted EBITDA	586,303	96,266	682,569
For the Three Months Ended June 30, 2024
Total Revenues	$1,250,577	$152,702	$1,403,279	$131,130	$1,534,409
Storage Rental	756,358	147,397	903,755	15,991	919,746
Service	494,219	5,305	499,524	115,139	614,663
Other Segment Items(1)	701,835	86,685	788,520
Adjusted EBITDA	548,742	66,017	614,759
As of and for the Six Months Ended June 30, 2025
Total Revenues	$2,579,740	$362,598	$2,942,338	$362,139	$3,304,477
Storage Rental	1,561,088	361,224	1,922,312	36,053	1,958,365
Service	1,018,652	1,374	1,020,026	326,086	1,346,112
Other Segments Items(1)	1,437,123	175,516	1,612,639
Adjusted EBITDA	1,142,617	187,082	1,329,699
Total Assets(2)	10,706,096	7,156,801	17,862,897	2,313,892	20,176,789
As of and for the Six Months Ended June 30, 2024
Total Revenues	$2,460,734	$296,639	$2,757,373	$253,899	$3,011,272
Storage Rental	1,485,342	287,425	1,772,767	31,821	1,804,588
Service	975,392	9,214	984,606	222,078	1,206,684
Other Segment Items(1)	1,385,724	169,054	1,554,778
Adjusted EBITDA	1,075,010	127,585	1,202,595
Total Assets(2)	10,518,612	5,311,285	15,829,897	2,137,037	17,966,934
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
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net (Loss) Income Before Provision (Benefit) for Income Taxes for the three and six months ended June 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Total Adjusted EBITDA for Reportable Segments	$682,569	$614,759	$1,329,699	$1,202,595
Add/(Deduct):
Corporate and other	(54,181)	(70,398)	(121,405)	(139,379)
Interest expense, net	(205,063)	(176,521)	(399,801)	(341,040)
Depreciation and amortization	(252,566)	(224,501)	(484,720)	(434,056)
Acquisition and Integration Costs	(4,815)	(9,502)	(10,638)	(17,311)
Restructuring and other transformation	(50,340)	(46,513)	(105,086)	(87,280)
Gain (loss) on disposal/write-down of property, plant and equipment, net (including real estate)	962	(2,790)	(4,609)	(3,179)
Other (expense) income, net, excluding our share of (losses) gains from our unconsolidated joint ventures	(80,698)	(4,532)	(108,080)	8,578
Stock-based compensation expense	(60,354)	(29,889)	(86,448)	(43,928)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(2,558)	(2,173)	(4,888)	(3,426)
Total Net (Loss) Income Before Provision (Benefit) for Income Taxes	$(27,044)	$47,940	$4,024	$141,574

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
Segment revenue by product and service lines for the three and six months ended June 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Global RIM Business
Records Management(1)	$1,055,495	$974,480	$2,047,322	$1,911,132
Data Management(1)	123,946	131,073	246,033	263,123
Information Destruction(1)(2)	144,357	145,024	286,385	286,479
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	189,401	152,702	362,598	296,639
Corporate and Other
Records Management(1)	$45,686	$40,996	$88,473	$80,068
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	153,063	90,134	273,666	173,831
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$1,101,181	$1,015,476	$2,135,795	$1,991,200
Data Management(1)	123,946	131,073	246,033	263,123
Information Destruction(1)(2)(3)	297,420	235,158	560,051	460,310
Data Center(1)	189,401	152,702	362,598	296,639
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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and six months ended June 30, 2025 and 2024 is as follows (approximately):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Frankfurt JV Agreements(1)	$—	$2,100	$—	$2,500
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	24

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn. Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We have incurred approximately $483,600 in Restructuring and other transformation costs from the inception of Project Matterhorn through June 30, 2025. We expect to incur approximately $150,000 in costs related to Project Matterhorn during the year ended December 31, 2025, at which point the program is expected to be completed. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, and from the inception of Project Matterhorn through June 30, 2025, is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM INCEPTION THROUGH JUNE 30, 2025
	2025	2024	2025	2024
Restructuring	$18,246	$16,336	$40,102	$27,062	$161,795
Other transformation	32,094	30,177	64,984	60,218	321,798
Restructuring and other transformation	$50,340	$46,513	$105,086	$87,280	$483,593
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statements of Operations, by segment, for the three and six months ended June 30, 2025 and 2024, and from the inception of Project Matterhorn through June 30, 2025, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM INCEPTION THROUGH JUNE 30, 2025
	2025	2024	2025	2024
Global RIM Business	$16,674	$12,643	$37,400	$22,784	$139,335
Global Data Center Business	151	2,572	151	2,576	3,727
Corporate and Other	1,421	1,121	2,551	1,702	18,733
Total restructuring costs	$18,246	$16,336	$40,102	$27,062	$161,795
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statements of Operations, by segment, for the three and six months ended June 30, 2025 and 2024, and from the inception of Project Matterhorn through June 30, 2025, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM INCEPTION THROUGH JUNE 30, 2025
	2025	2024	2025	2024
Global RIM Business	$11,648	$10,374	$22,711	$19,344	$93,318
Global Data Center Business	1,229	1,272	2,512	2,663	12,332
Corporate and Other	19,217	18,531	39,761	38,211	216,148
Total other transformation costs	$32,094	$30,177	$64,984	$60,218	$321,798

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
The rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, for December 31, 2024 through June 30, 2025, is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2024	$6,974	$13,004	$19,978
Amount accrued	40,102	64,984	105,086
Payments	(33,199)	(61,487)	(94,686)
Balance as of June 30, 2025	$13,877	$16,501	$30,378

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	26

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2025, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 14, 2025 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes", "expects", "anticipates", "estimates", "plans", "intends", "pursue", "commits", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
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

Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	27

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six months ended June 30, 2025 within each section. Trends and changes that are consistent for both the three and six month periods are not repeated and are discussed on a year to date basis only.
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We have incurred approximately $483.6 million in Restructuring and other transformation costs from the inception of Project Matterhorn through June 30, 2025. We expect to incur approximately $150.0 million in costs related to Project Matterhorn during the year ended December 31, 2025, at which point the program is expected to be completed. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
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
•We expect continued total revenue and Adjusted EBITDA (as defined below) growth in 2025 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the six months ended June 30, 2025 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

15%
Product Cost of Sales and Other
39%
Labor
6%
Transportation
40%
Facilities

26%
Sales, Marketing and Account Management
74%
General, Administrative and Other

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	28

Part I. Financial Information

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net (loss) income before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below) •Restructuring and other transformation •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense •Intangible impairments

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable segments under "Results of Operations—Segment Analysis" below.
Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating income (loss), net (loss) income or cash flows from operating activities.
RECONCILIATION OF NET (LOSS) INCOME TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Net (Loss) Income	$(43,340)	$34,621	$(27,107)	$111,646
Add/(Deduct):
Interest expense, net	205,063	176,521	399,801	341,040
Provision (benefit) for income taxes	16,296	13,319	31,131	29,928
Depreciation and amortization	252,566	224,501	484,720	434,056
Acquisition and Integration Costs(1)	4,815	9,502	10,638	17,311
Restructuring and other transformation	50,340	46,513	105,086	87,280
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(962)	2,790	4,609	3,179
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	80,698	4,532	108,080	(8,578)
Stock-based compensation expense	60,354	29,889	86,448	43,928
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,558	2,173	4,888	3,426
Adjusted EBITDA	$628,388	$544,361	$1,208,294	$1,063,216
(1)Represents operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and system integration costs (collectively, "Acquisition and Integration Costs").

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	29

Part I. Financial Information

ADJUSTED EPS
We define Adjusted EPS as reported earnings per share fully diluted from net (loss) income attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET (LOSS) INCOME ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET (LOSS) INCOME ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Reported EPS—Fully Diluted from Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.15)	$0.12	$(0.10)	$0.37
Add/(Deduct):
Acquisition and Integration Costs	0.02	0.03	0.04	0.06
Restructuring and other transformation	0.17	0.16	0.36	0.30
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	—	0.01	0.02	0.01
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.27	0.02	0.37	(0.03)
Stock-based compensation expense	0.20	0.10	0.29	0.15
Non-cash amortization related to derivative instruments	0.01	0.01	0.03	0.03
Tax impact of reconciling items and discrete tax items(1)	(0.04)	(0.03)	(0.08)	(0.04)
Income (Loss) Attributable to Noncontrolling Interests	0.01	—	0.01	0.01
Impact of weighted average dilutive shares(2)	—	—	(0.01)	—
Adjusted EPS—Fully Diluted from Net (Loss) Income Attributable to Iron Mountain Incorporated(3)	$0.48	$0.42	$0.92	$0.85
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2025 and 2024 are primarily due to (i) the reconciling items above, which impact our reported net (loss) income before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2025 and 2024 was 16.7% and 14.5%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Reflects the impact of dilutive shares of 2,278 and 2,516 for the three and six months ended June 30, 2025, respectively, not included in Reported EPS-Fully Diluted due to our net loss position during the periods.
(3)Columns may not foot due to rounding.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	30

Part I. Financial Information

FFO (NAREIT) AND FFO (NORMALIZED)
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net (loss) income excluding depreciation on real estate assets, losses and gains on sale of real estate, net of tax, and amortization of data center leased-based intangibles ("FFO (Nareit)"). We calculate our FFO measures, including FFO (Nareit), adjusting for our share of reconciling items from our unconsolidated joint ventures. FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net (loss) income.
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
•Intangible impairments
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET (LOSS) INCOME TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Net (Loss) Income	$(43,340)	$34,621	$(27,107)	$111,646
Add/(Deduct):
Real estate depreciation	107,186	97,771	201,333	181,344
(Gain) loss on sale of real estate, net of tax	(4,981)	579	(4,669)	(615)
Data center lease-based intangible assets amortization	1,683	5,571	3,702	11,147
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,567	1,112	3,063	1,553
FFO (Nareit)	62,115	139,654	176,322	305,075
Add/(Deduct):
Acquisition and Integration Costs	4,815	9,502	10,638	17,311
Restructuring and other transformation	50,340	46,513	105,086	87,280
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	3,809	2,211	9,101	4,029
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	80,698	4,532	108,080	(8,578)
Stock-based compensation expense	60,354	29,889	86,448	43,928
Non-cash amortization related to derivative instruments	4,177	4,177	8,353	8,353
Real estate financing lease depreciation	3,426	3,236	6,574	6,222
Tax impact of reconciling items and discrete tax items(2)	(11,671)	(8,643)	(23,344)	(12,813)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(58)	(50)	(183)	(9)
FFO (Normalized)	$258,005	$231,021	$487,075	$450,798
(1)Includes foreign currency transaction losses (gains), net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net (loss) income before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $2.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively, and ($1.6 million) and ($0.5 million) for the three and six months ended June 30, 2024, respectively.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	31

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Revenues	$1,711,948	$1,534,409	$177,539	11.6%
Operating Expenses	1,452,052	1,304,115	147,937	11.3%
Operating Income	259,896	230,294	29,602	12.9%
Other Expenses, Net	303,236	195,673	107,563	55.0%
Net (Loss) Income	(43,340)	34,621	(77,961)	(225.2)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,581	(1,162)	2,743	236.1%
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(44,921)	$35,783	$(80,704)	(225.5)%
Adjusted EBITDA(1)	$628,388	$544,361	$84,027	15.4%
Adjusted EBITDA Margin(1)	36.7%	35.5%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Revenues	$3,304,477	$3,011,272	$293,205	9.7%
Operating Expenses	2,790,287	2,535,355	254,932	10.1%
Operating Income	514,190	475,917	38,273	8.0%
Other Expenses, Net	541,297	364,271	177,026	48.6%
Net (Loss) Income	(27,107)	111,646	(138,753)	(124.3)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,862	1,802	60	3.3%
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(28,969)	$109,844	$(138,813)	(126.4)%
Adjusted EBITDA(1)	$1,208,294	$1,063,216	$145,078	13.6%
Adjusted EBITDA Margin(1)	36.6%	35.3%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net (Loss) Income to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	32

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,009,989	$919,746	$90,243	9.8%	9.2%	9.2%	—%
Service	701,959	614,663	87,296	14.2%	13.7%	9.7%	4.0%
Total Revenues	$1,711,948	$1,534,409	$177,539	11.6%	11.0%	9.4%	1.6%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,958,365	$1,804,588	$153,777	8.5%	9.0%	9.0%	—%
Service	1,346,112	1,206,684	139,428	11.6%	12.0%	8.4%	3.6%
Total Revenues	$3,304,477	$3,011,272	$293,205	9.7%	10.2%	8.8%	1.4%
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
TOTAL REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 include the following:

STORAGE RENTAL REVENUE	•organic storage rental revenue growth driven by revenue management in our Global RIM Business segment and lease commencements and improved pricing in our Global Data Center Business segment.

SERVICE REVENUE
•organic service revenue growth driven by increases in Global Digital Solutions and traditional service activity levels in our Global RIM Business segment and increased volume in our ALM business; and
•an increase of $43.5 million due to recent acquisitions in our ALM business.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	33

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
Labor	$292,344	$264,168	$28,176	10.7%	10.1%	17.1%	17.2%	(0.1)%
Facilities	293,534	276,317	17,217	6.2%	5.2%	17.1%	18.0%	(0.9)%
Transportation	45,942	44,983	959	2.1%	1.5%	2.7%	2.9%	(0.2)%
Product Cost of Sales and Other	123,017	90,503	32,514	35.9%	35.5%	7.2%	5.9%	1.3%
Total Cost of sales	$754,837	$675,971	$78,866	11.7%	10.9%	44.1%	44.1%	—%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
Labor	$566,325	$515,499	$50,826	9.9%	10.4%	17.1%	17.1%	—%
Facilities	580,940	553,144	27,796	5.0%	5.3%	17.6%	18.4%	(0.8)%
Transportation	89,075	90,303	(1,228)	(1.4)%	(1.1)%	2.7%	3.0%	(0.3)%
Product Cost of Sales and Other	228,701	170,280	58,421	34.3%	34.6%	6.9%	5.7%	1.2%
Total Cost of sales	$1,465,041	$1,329,226	$135,815	10.2%	10.6%	44.3%	44.1%	0.2%
Primary factors influencing the change in reported Cost of sales for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business segment and ALM business;
•an increase in facilities expenses, primarily driven by higher real estate taxes in our Global Data Center Business segment; and
•an increase in product cost of sales and other in our ALM business as a result of higher product volumes.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	34

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
General, Administrative and Other	$287,051	$250,570	$36,481	14.6%	14.3%	16.8%	16.3%	0.5%
Sales, Marketing and Account Management	103,405	94,268	9,137	9.7%	8.7%	6.0%	6.1%	(0.1)%
Total Selling, general and administrative expenses	$390,456	$344,838	$45,618	13.2%	12.7%	22.8%	22.5%	0.3%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
General, Administrative and Other	$529,925	$485,612	$44,313	9.1%	9.6%	16.0%	16.1%	(0.1)%
Sales, Marketing and Account Management	190,268	178,691	11,577	6.5%	6.8%	5.8%	5.9%	(0.1)%
Total Selling, general and administrative expenses	$720,193	$664,303	$55,890	8.4%	8.8%	21.8%	22.1%	(0.3)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense; and
•an increase in sales, marketing and account management expenses, primarily driven by higher compensation expense and increased marketing costs.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $40.5 million, or 13.4%, for the six months ended June 30, 2025 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $10.2 million, or 7.8%, for the six months ended June 30, 2025 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the six months ended June 30, 2025 and 2024 were approximately $10.6 million and $17.3 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the six months ended June 30, 2025 and 2024 were $105.1 million and $87.3 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the six months ended June 30, 2025 and 2024 was approximately $4.6 million and $3.2 million, respectively.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	35

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $58.8 million to $399.8 million in the six months ended June 30, 2025 from $341.0 million in the prior year period. The increase is primarily due to higher average debt outstanding during the six months ended June 30, 2025 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.7% at both June 30, 2025 and 2024. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2025 and 2024 consists of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE
DESCRIPTION	2025	2024		2025	2024
Foreign currency transaction losses (gains), net(1)	$87,155	$1,013	$86,142	$116,818	$(15,366)	$132,184
Other, net	(5,278)	4,820	(10,098)	(6,453)	8,669	(15,122)
Other Expense (Income), Net	$81,877	$5,833	$76,044	$110,365	$(6,697)	$117,062
(1)The losses for the three and six months ended June 30, 2025 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Effective Tax Rate	60.3%	27.8%	773.6%	21.1%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2025 were the lack of tax benefits recognized for the foreign exchange losses we recorded in Other expense (income), net, during the period, disallowed interest expenses of certain entities, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction.
On July 4, 2025, President Trump signed into law the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA introduces several changes to U.S. federal income tax law, such as suspending the capitalization and amortization of domestic research and development expenditures and reinstating bonus depreciation. It also modifies the deductions available for global intangible low-taxed income from non-U.S. subsidiaries and changes the limitations on deductible interest. Under the current law, not more than 20% of the value of a REIT’s total assets at the end of any quarter could be represented by securities of one or more taxable REIT subsidiaries; the OBBBA increases this threshold to 25%. The effective dates of the OBBBA provisions range from 2025 through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements; however, an estimate of the financial impact cannot be reasonably determined at this time due to the complexity of these tax reform changes.
In addition, by removing the proposed section 899, “Enforcement of Remedies Against Unfair Foreign Taxes,” from the OBBBA, the U.S. Treasury Department reached an agreement with the six other G7 countries (Canada, France, Germany, Italy, Japan, and the UK) under which U.S. companies will be excluded from the imposition of any Pillar Two Income Inclusion Rule or Undertaxed Profits Rule taxes. We will continue to monitor the global legislative actions as well as administrative guidance related to Pillar Two for potential impacts, which are not expected to have a material impact on our financial statements.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	36

Part I. Financial Information

NET (LOSS) INCOME AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net (loss) income and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Net (Loss) Income	$(43,340)	$34,621	$(77,961)	(225.2)%
Net (Loss) Income as a percentage of Revenue	(2.5)%	2.3%
Adjusted EBITDA	$628,388	$544,361	$84,027	15.4%
Adjusted EBITDA Margin	36.7%	35.5%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Net (Loss) Income	$(27,107)	$111,646	$(138,753)	(124.3)%
Net (Loss) Income as a percentage of Revenue	(0.8)%	3.7%
Adjusted EBITDA	$1,208,294	$1,063,216	$145,078	13.6%
Adjusted EBITDA Margin	36.6%	35.3%

Adjusted EBITDA Margin for the six months ended June 30, 2025 increased 130 basis points from the same prior year period driven by favorable overhead management, offset by changes in our revenue mix.	↑ INCREASED BY $145.1 MILLION OR 13.6% Adjusted EBITDA

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	37

Part I. Financial Information

SEGMENT ANALYSIS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$803,580	$756,358	$47,222	6.2%	5.8%	5.8%	—%
Service	520,218	494,219	25,999	5.3%	4.9%	4.9%	—%
Segment Revenue	$1,323,798	$1,250,577	$73,221	5.9%	5.4%	5.4%	—%
Segment Adjusted EBITDA	$586,303	$548,742	$37,561
Segment Adjusted EBITDA Margin	44.3%	43.9%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$1,561,088	$1,485,342	$75,746	5.1%	5.7%	5.7%	—%
Service	1,018,652	975,392	43,260	4.4%	5.0%	5.0%	—%
Segment Revenue	$2,579,740	$2,460,734	$119,006	4.8%	5.4%	5.4%	—%
Segment Adjusted EBITDA	$1,142,617	$1,075,010	$67,607
Segment Adjusted EBITDA Margin	44.3%	43.7%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the six months ended June 30, 2025 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our Global Digital Solutions business and growth in our traditional service activity levels; and
•a 60 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	38

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$188,279	$147,397	$40,882	27.7%	26.1%	26.1%	—%
Service	1,122	5,305	(4,183)	(78.9)%	(79.7)%	(79.7)%	—%
Segment Revenue	$189,401	$152,702	$36,699	24.0%	22.4%	22.4%	—%
Segment Adjusted EBITDA	$96,266	$66,017	$30,249
Segment Adjusted EBITDA Margin	50.8%	43.2%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$361,224	$287,425	$73,799	25.7%	25.3%	25.3%	—%
Service	1,374	9,214	(7,840)	(85.1)%	(85.4)%	(85.4)%	—%
Segment Revenue	$362,598	$296,639	$65,959	22.2%	21.8%	21.8%	—%
Segment Adjusted EBITDA	$187,082	$127,585	$59,497
Segment Adjusted EBITDA Margin	51.6%	43.0%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the six months ended June 30, 2025 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first six months of 2025 and in prior periods, improved pricing and increased usage of pass-through power, partially offset by churn of approximately 80 basis points;
•increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•an 860 basis point increase in Adjusted EBITDA Margin reflecting recent lease commencements, improved pricing and cost containment.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	39

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$18,130	$15,991	$2,139	13.4%	12.2%	12.2%	—%
Service	180,619	115,139	65,480	56.9%	56.3%	34.5%	21.8%
Revenue	$198,749	$131,130	$67,619	51.6%	50.9%	31.8%	19.1%
Adjusted EBITDA	$(54,181)	$(70,398)	$16,217

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$36,053	$31,821	$4,232	13.3%	12.8%	12.8%	—%
Service	326,086	222,078	104,008	46.8%	46.9%	27.3%	19.6%
Revenue	$362,139	$253,899	$108,240	42.6%	42.6%	25.5%	17.1%
Adjusted EBITDA	$(121,405)	$(139,379)	$17,974
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the six months ended June 30, 2025 compared to the prior year period include the following:
•an increase in service revenue of $43.5 million due to recent acquisitions in our ALM business;
•organic service revenue growth in our ALM business driven by increased volume; and
•an improvement in Adjusted EBITDA driven by service revenue improvement in our ALM business.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	40

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
PROJECT MATTERHORN
As disclosed above, in September 2022, we announced Project Matterhorn. We have incurred approximately $483.6 million in Restructuring and other transformation costs from the inception of Project Matterhorn through June 30, 2025. We expect to incur approximately $150.0 million in costs related to Project Matterhorn during the year ended December 31, 2025, at which point the program is expected to be completed. During the six months ended June 30, 2025 and 2024, we incurred approximately $105.1 million and $87.3 million, respectively, of Restructuring and other transformation costs related to Project Matterhorn, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2025	2024
Cash Flows from Operating Activities	$572,425	$512,215
Cash Flows from Investing Activities	(1,350,810)	(959,748)
Cash Flows from Financing Activities	882,868	369,291
Cash and Cash Equivalents, End of Period	217,992	144,256
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the six months ended June 30, 2025, net cash flows provided by operating activities increased by $60.2 million compared to the prior year period, primarily due to an increase in cash from working capital of $64.2 million, primarily driven by the timing of accounts payable, partially offset by a decrease in net income (excluding non-cash charges) of $4.0 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the six months ended June 30, 2025 included cash paid for capital expenditures of $1,231.5 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the six months ended June 30, 2025 included:
•Net proceeds of approximately $1,637.8 million primarily associated with borrowings under the Revolving Credit Facility.
•Payment of dividends in the amount of $455.2 million on our common stock.
•Payment of deferred purchase obligations and other deferred payments of $240.2 million.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	41

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the six months ended June 30, 2025 and 2024, organized by the type of the spending as described in our Annual Report (in thousands):

	SIX MONTHS ENDED JUNE 30,
NATURE OF CAPITAL SPEND	2025	2024
Growth Investment Capital Expenditures:
Data Center	$952,982	$571,388
Real Estate	67,980	92,957
Innovation and Other	49,605	34,701
Total Growth Investment Capital Expenditures	1,070,567	699,046
Recurring Capital Expenditures:
Data Center	$8,243	$5,366
Real Estate	20,281	23,908
Non-Real Estate	34,353	36,439
Total Recurring Capital Expenditures	62,877	65,713
Total Capital Spend (on accrual basis)	$1,133,444	$764,759
Net (decrease) increase in prepaid capital expenditures	(1,401)	(7,537)
Net decrease (increase) in accrued capital expenditures	99,480	20,679
Total Capital Spend (on cash basis)	$1,231,523	$777,901

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,950.0 million for the year ending December 31, 2025. Of this, we expect capital expenditures for growth investment of approximately $1,800.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first six months of 2025 and fiscal year 2024.
On August 6, 2025, we declared a dividend to our stockholders of record as of September 15, 2025 of $0.785 per share, payable on October 3, 2025.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	42

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2025 are related to cash and cash equivalents held in money market funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of June 30, 2025 is as follows (in thousands):

	JUNE 30, 2025
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$1,086,500	$(9,171)	$1,077,329
Term Loan A(1)	500,000	—	500,000
Term Loan B(1)	1,831,699	(13,461)	1,818,238
Virginia 3 Term Loans(2)	271,079	(2,145)	268,934
Virginia 4/5 Term Loans(2)	195,547	(1,087)	194,460
Virginia 6 Term Loans(2)	202,125	(3,619)	198,506
Virginia 7 Term Loans(2)	207,920	(6,453)	201,467
Australian Dollar Term Loan(2)	260,150	(1,984)	258,166
UK Bilateral Revolving Credit Facility(2)(3)	191,997	(984)	191,013
GBP Notes(2)	548,564	(345)	548,219
4 7/8% Notes due 2027(2)	1,000,000	(3,199)	996,801
5 1/4% Notes due 2028(2)	825,000	(3,247)	821,753
5% Notes due 2028(2)	500,000	(2,231)	497,769
7% Notes due 2029(2)	1,000,000	(7,623)	992,377
4 7/8% Notes due 2029(2)	1,000,000	(6,148)	993,852
5 1/4% Notes due 2030(2)	1,300,000	(7,647)	1,292,353
4 1/2% Notes(2)	1,100,000	(7,052)	1,092,948
5% Notes due 2032(2)	750,000	(9,247)	740,753
5 5/8% Notes(2)	600,000	(4,114)	595,886
6 1/4% Notes(2)	1,200,000	(13,653)	1,186,347
Real Estate Mortgages, Financing Lease Liabilities and Other	731,216	(1,795)	729,421
Accounts Receivable Securitization Program	400,000	(536)	399,464
Total Long-term Debt	15,701,797	(105,741)	15,596,056
Less Current Portion	(777,881)	—	(777,881)
Long-term Debt, Net of Current Portion	$14,923,916	$(105,741)	$14,818,175
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B").
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)On July 11, 2025, we amended the UK Bilateral Revolving Credit Facility to extend the maturity date from September 24, 2026 to September 24, 2028. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	43

Part I. Financial Information

CREDIT AGREEMENT
On June 18, 2025, we amended the Credit Agreement, which resulted in an increase in the principal amount of the Term Loan A from $218.8 million to $500.0 million. Quarterly principal payments of approximately $6.3 million on the Term Loan A will commence in September 2025. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
AUSTRALIAN DOLLAR TERM LOAN
On June 25, 2025, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of Iron Mountain Incorporated, amended its AUD Term Loan, which resulted in:
•an extension of the maturity date from September 30, 2026 to September 30, 2030,
•an increase in the original principal amount from 350.0 million Australian dollars to 400.0 million Australian dollars and
•a decrease in the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.625% to BBSY plus 3.500%.
The amended loan was issued at 99.5% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 10.0 million Australian dollars per year, with the remaining balance due September 2030. As of June 30, 2025, we had 400.0 million Australian dollars (or $262.1 million, based upon the exchange rate between the United States dollar and the Australian dollar as of June 30, 2025) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 7.2%.
All other material terms of the AUD Term Loan remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of June 30, 2025 are as follows:

	JUNE 30, 2025	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.0	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
Our ability to pay interest on or to refinance our indebtedness depends on our future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond our control. There can be no assurance that we will generate sufficient cash flow from our operations or that future

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	44

Part I. Financial Information

financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness or to make necessary capital expenditures.
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
We utilize interest rate swap agreements designated as cash flow hedges to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. Certain of our interest rate swap agreements have notional amounts that will increase with the underlying hedged transaction. Under our interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon Secured Overnight Financing Rate ("SOFR"), in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. Our interest rate swap agreements are marked to market at the end of each reporting period, representing the fair values of the interest rate swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.
As of June 30, 2025 and December 31, 2024, we have approximately $1,687.0 million and $1,482.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of June 30, 2025, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of June 30, 2025, our cross-currency swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency swaps, by hedged currency, as of June 30, 2025 and December 31, 2024, are as follows (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187
We have designated these cross-currency swap agreements as hedges of net investments in our Euro and Canadian dollar denominated subsidiaries, and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities. The excluded component of our cross-currency swap agreements is recorded in Accumulated other comprehensive items, net and amortized to interest expense on a straight-line basis.
INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	JUNE 30, 2025		DECEMBER 31, 2024
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$87,748	20%	$61,075	20%

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	45

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
As of June 30, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	46

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended June 30, 2025, nor did we repurchase any shares of our common stock during the three months ended June 30, 2025.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

EXHIBIT NO.	DESCRIPTION
3.1
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 26, 2014, as corrected by the Certificate of Correction of the Company filed with the Secretary of State of the State of Delaware on June 30, 2014. (Incorporated by reference to Annex B-1 to the Company’s Proxy Statement for a Special Meeting of Stockholders, filed with the SEC on December 23, 2014.)

3.2
Certificate of Merger, amending the Certificate of Incorporation, effective January 20, 2015. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on January 21, 2015.)

3.3
Certificate of Amendment of the Certificate of Incorporation, effective May 31, 2024. (Incorporated by reference to Annex A to the Company's Proxy Statement for an Annual Meeting of Stockholders, filed with the SEC on April 19, 2024.)

3.4	Bylaws of the Company, effective May 9, 2023. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on May 12, 2023.)
10.1	Fourth Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 4, 2025.)
10.2
Amendment No. 6 to Credit Agreement, dated as of June 18, 2025, among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 20, 2025.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	48

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: August 6, 2025

IRON MOUNTAIN JUNE 30, 2025 FORM 10-Q	49