Form 10-Q
period 2025-09-30
IRON MOUNTAIN INC
filed 2025-11-05
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2025, the registrant had 295,589,491 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2025 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024
	3	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2025 and 2024
	4	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2025 and 2024
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024
	6	Condensed Consolidated Statements of (Deficit) Equity for the Three and Nine Months Ended September 30, 2025
	7	Condensed Consolidated Statements of (Deficit) Equity for the Three and Nine Months Ended September 30, 2024
	8	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024
	9	Notes to Condensed Consolidated Financial Statements
29	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
49	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
51	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
51	ITEM 5.	Other Information
51	ITEM 6.	Exhibits
52	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$195,210	$155,716
Accounts receivable (less allowances of $106,587 and $86,712 as of September 30, 2025 and December 31, 2024, respectively)	1,371,367	1,291,379
Prepaid expenses and other	314,293	244,127
Total Current Assets	1,880,870	1,691,222
Property, Plant and Equipment:
Property, plant and equipment	13,975,948	11,985,997
Less—Accumulated depreciation	(4,838,448)	(4,354,398)
Property, Plant and Equipment, Net	9,137,500	7,631,599
Other Assets, Net:
Goodwill	5,269,541	5,083,817
Customer and supplier relationships and other intangible assets	1,253,919	1,274,731
Operating lease right-of-use assets	2,455,450	2,489,893
Other	635,573	545,853
Total Other Assets, Net	9,614,483	9,394,294
Total Assets	$20,632,853	$18,717,115
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$699,320	$715,109
Accounts payable	658,138	678,716
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,151,107	1,366,568
Deferred revenue	347,018	326,882
Total Current Liabilities	2,855,583	3,087,275
Long-term Debt, net of current portion	15,494,236	13,003,977
Long-term Operating Lease Liabilities, net of current portion	2,283,504	2,334,826
Other Long-term Liabilities	389,106	312,199
Deferred Income Taxes	218,223	205,341
Commitments and Contingencies
Redeemable Noncontrolling Interests	75,353	78,171
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 295,504,799 and 293,592,637 shares as of September 30, 2025 and December 31, 2024, respectively)	2,955	2,936
Additional paid-in capital	4,730,575	4,647,330
(Distributions in excess of earnings) Earnings in excess of distributions	(5,236,868)	(4,583,436)
Accumulated other comprehensive items, net	(378,624)	(569,952)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(881,962)	(503,122)
Noncontrolling Interests	198,810	198,448
Total (Deficit) Equity	(683,152)	(304,674)
Total Liabilities and (Deficit) Equity	$20,632,853	$18,717,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Revenues:
Storage rental	$1,032,897	$935,701
Service	721,196	621,657
Total Revenues	1,754,093	1,557,358
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	791,939	678,390
Selling, general and administrative	335,248	341,929
Depreciation and amortization	262,203	232,240
Acquisition and Integration Costs	5,402	11,262
Restructuring and other transformation	47,346	37,282
Loss (gain) on disposal/write-down of property, plant and equipment, net	3,366	5,091
Total Operating Expenses	1,445,504	1,306,194
Operating Income (Loss)	308,589	251,164
Interest Expense, Net (includes Interest Income of $8,061 and $949 for the three months ended September 30, 2025 and 2024, respectively)	209,740	186,067
Other (Income) Expense, Net	(3,986)	86,362
Net Income (Loss) Before Provision (Benefit) for Income Taxes	102,835	(21,265)
Provision (Benefit) for Income Taxes	16,594	12,400
Net Income (Loss)	86,241	(33,665)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,951	(45)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$84,290	$(33,620)
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.28	$(0.11)
Diluted	$0.28	$(0.11)
Weighted Average Common Shares Outstanding—Basic	295,771	293,603
Weighted Average Common Shares Outstanding—Diluted	297,981	293,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Revenues:
Storage rental	$2,991,262	$2,740,289
Service	2,067,308	1,828,341
Total Revenues	5,058,570	4,568,630
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	2,256,980	2,007,616
Selling, general and administrative	1,055,441	1,006,232
Depreciation and amortization	746,923	666,296
Acquisition and Integration Costs	16,040	28,573
Restructuring and other transformation	152,432	124,562
Loss (gain) on disposal/write-down of property, plant and equipment, net	7,975	8,270
Total Operating Expenses	4,235,791	3,841,549
Operating Income (Loss)	822,779	727,081
Interest Expense, Net (includes Interest Income of $15,966 and $4,374 for the nine months ended September 30, 2025 and 2024, respectively)	609,541	527,107
Other Expense (Income), Net	106,379	79,665
Net Income (Loss) Before Provision (Benefit) for Income Taxes	106,859	120,309
Provision (Benefit) for Income Taxes	47,725	42,328
Net Income (Loss)	59,134	77,981
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3,813	1,757
Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,321	$76,224
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.19	$0.26
Diluted	$0.19	$0.26
Weighted Average Common Shares Outstanding—Basic	295,214	293,229
Weighted Average Common Shares Outstanding—Diluted	297,628	295,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Net Income (Loss)	$86,241	$(33,665)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(15,178)	107,282
Change in Fair Value of Interest Rate Swaps	(72)	(34,281)
Total Other Comprehensive (Loss) Income	(15,250)	73,001
Comprehensive Income (Loss)	70,991	39,336
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,742	376
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$69,249	$38,960

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Net Income (Loss)	$59,134	$77,981
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	199,630	8,434
Change in Fair Value of Interest Rate Swaps	(8,090)	(23,381)
Reclassifications from Accumulated Other Comprehensive Items, net	—	(2,528)
Total Other Comprehensive Income (Loss)	191,540	(17,475)
Comprehensive Income (Loss)	250,674	60,506
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4,025	1,637
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$246,649	$58,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2025	$(568,867)	295,271,945	$2,953	$4,680,581	$(5,087,387)	$(363,583)	$198,569	$76,852
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	49,996	232,854	2	49,994	—	—	—	—
Parent cash dividends declared	(233,771)	—	—	—	(233,771)	—	—	—
Other comprehensive (loss) income	(15,041)	—	—	—	—	(15,041)	—	(209)
Net income (loss)	86,862	—	—	—	84,290	—	2,572	(621)
Noncontrolling interests dividends	(2,331)	—	—	—	—	—	(2,331)	(669)
Balance, September 30, 2025	$(683,152)	295,504,799	$2,955	$4,730,575	$(5,236,868)	$(378,624)	$198,810	$75,353

NINE MONTHS ENDED SEPTEMBER 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2024	$(304,674)	293,592,637	$2,936	$4,647,330	$(4,583,436)	$(569,952)	$198,448	$78,171
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	83,324	1,912,162	19	83,305	—	—	—	—
Parent cash dividends declared	(708,753)	—	—	—	(708,753)	—	—	—
Other comprehensive income (loss)	191,328	—	—	—	—	191,328	—	212
Net income (loss)	60,196	—	—	—	55,321	—	4,875	(1,062)
Noncontrolling interests equity contributions	(60)	—	—	(60)	—	—	—	—
Noncontrolling interests dividends	(4,513)	—	—	—	—	—	(4,513)	(1,968)
Balance, September 30, 2025	$(683,152)	295,504,799	$2,955	$4,730,575	$(5,236,868)	$(378,624)	$198,810	$75,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2024	$(132,749)	293,298,465	$2,933	$4,555,883	$(4,230,599)	$(461,091)	$125	$184,861
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	32,928	126,800	1	32,927	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(1,036)	—	—	(54,446)	—	—	53,410	(113,964)
Parent cash dividends declared	(211,463)	—	—	—	(211,463)	—	—	—
Other comprehensive income (loss)	72,580	—	—	—	—	72,580	—	421
Net (loss) income	(33,620)	—	—	—	(33,620)	—	—	(45)
Noncontrolling interests equity contributions and related costs	170,952	—	—	67,882	—	—	103,070	—
Noncontrolling interests dividends	—	—	—	—	—	—	—	(736)
Balance, September 30, 2024	$(102,408)	293,425,265	$2,934	$4,602,246	$(4,475,682)	$(388,511)	$156,605	$70,537

NINE MONTHS ENDED SEPTEMBER 30, 2024
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2023	$211,773	292,142,739	$2,921	$4,533,691	$(3,953,808)	$(371,156)	$125	$177,947
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	54,710	1,282,526	13	54,697	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(614)	—	—	(54,024)	—	—	53,410	(107,102)
Parent cash dividends declared	(598,098)	—	—	—	(598,098)	—	—	—
Other comprehensive (loss) income	(17,355)	—	—	—	—	(17,355)	—	(120)
Net income (loss)	76,224	—	—	—	76,224	—	—	1,757
Noncontrolling interests equity contributions and related costs	170,952	—	—	67,882	—	—	103,070	—
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,945)
Balance, September 30, 2024	$(102,408)	293,425,265	$2,934	$4,602,246	$(4,475,682)	$(388,511)	$156,605	$70,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$59,134	$77,981
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	532,468	466,905
Amortization (includes amortization of deferred financing costs and discounts of $24,419 and $18,909 for the nine months ended September 30, 2025 and 2024, respectively)	238,874	218,300
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	4,468	4,117
Stock-based compensation expense	118,595	73,491
(Benefit) provision for deferred income taxes	(9,767)	(9,012)
Loss on early extinguishment of debt	—	5,417
Loss (gain) on disposal/write-down of property, plant and equipment, net	7,975	8,270
Foreign currency transactions and other, net	47,117	100,436
(Increase) decrease in assets	(155,859)	(45,677)
(Decrease) increase in liabilities	(3,004)	(135,100)
Cash Flows from Operating Activities	840,001	765,128
Cash Flows from Investing Activities:
Capital expenditures	(1,755,383)	(1,173,968)
Cash paid for acquisitions, net of cash acquired	(101,625)	(174,445)
Acquisition of customer intangibles	(21,204)	(5,820)
Contract costs	(59,607)	(84,112)
Investments in joint ventures and other investments, net	(43,309)	(9,834)
Proceeds from sales of property and equipment and other, net	12,869	6,350
Cash Flows from Investing Activities	(1,968,259)	(1,441,829)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(12,747,897)	(8,974,574)
Proceeds from revolving credit facility, term loan facilities and other debt	13,546,589	10,247,884
Net proceeds from sale of senior note	1,390,651	—
Equity contributions from noncontrolling interests	—	178,616
Equity distributions to noncontrolling interests	(6,481)	(1,945)
Repurchase of noncontrolling interest	—	(35,203)
Parent cash dividends	(687,204)	(579,494)
Payment of deferred purchase obligations and other deferred payments	(240,217)	(158,677)
Net (payments) proceeds associated with employee stock-based awards	(46,415)	(18,781)
Other, net	(7,831)	(18,625)
Cash Flows from Financing Activities	1,201,195	639,201
Effect of Exchange Rates on Cash and Cash Equivalents	(33,443)	(16,774)
Increase (Decrease) in Cash and Cash Equivalents	39,494	(54,274)
Cash and Cash Equivalents, Beginning of Period	155,716	222,789
Cash and Cash Equivalents, End of Period	$195,210	$168,515
Supplemental Information:
Cash Paid for Interest	$711,517	$644,301
Cash Paid for Income Taxes, Net	$89,828	$68,135
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$193,047	$129,109
Accrued Capital Expenditures	$247,224	$241,240
Deferred Purchase Obligations and Other Deferred Payments	$28,137	$260,813
Dividends Payable	$244,198	$220,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	8

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the nine months ended September 30, 2025 is as follows:

Balance as of December 31, 2024	$86,712
Credit memos charged to revenue	73,715
Allowance for bad debts charged to expense	43,527
Deductions and other(1)	(97,367)
Balance as of September 30, 2025	$106,587
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2025 and December 31, 2024 are as follows:

DESCRIPTION	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Assets:
Operating lease right-of-use assets	$2,455,450	$2,489,893
Financing lease right-of-use assets, net of accumulated depreciation(1)	462,504	359,265
Liabilities:
Current
Operating lease liabilities	$326,320	$315,400
Financing lease liabilities(1)	54,123	128,397
Long-term
Operating lease liabilities	$2,283,504	$2,334,826
Financing lease liabilities(1)	461,446	278,444
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and nine months ended September 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2025	2024	2025	2024
Operating lease cost(1)	$176,591	$168,308	$529,730	$512,789
Financing lease cost:
Depreciation of financing lease right-of-use assets	$16,737	$13,907	$45,715	$36,929
Interest expense for financing lease liabilities	6,994	5,593	20,448	16,031
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $46,221 and $139,887 for the three and nine months ended September 30, 2025, respectively, and $42,785 and $120,473 for the three and nine months ended September 30, 2024, respectively.
Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2025 and 2024 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2025	2024
Operating cash flows used in operating leases	$371,753	$355,509
Operating cash flows used in financing leases (interest)	20,448	16,031
Financing cash flows used in financing leases	41,478	41,079
NON-CASH ITEMS:
Operating lease modifications and reassessments	$(10,137)	$9,536
New operating leases (including acquisitions)	189,005	97,708

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	10

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
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 8) for the nine months ended September 30, 2025 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2024	$3,816,874	$469,461	$797,482	$5,083,817
Tax deductible goodwill acquired during the period	—	—	17,620	17,620
Non-tax deductible goodwill acquired during the period	38,775	—	13,171	51,946
Fair value and other adjustments	—	—	(1,464)	(1,464)
Currency effects	100,136	13,997	3,489	117,622
Goodwill balance, net of accumulated amortization, as of September 30, 2025	$3,955,785	$483,458	$830,298	$5,269,541
Accumulated goodwill impairment balance as of September 30, 2025	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2025 and December 31, 2024 are as follows:

		FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2025 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF SEPTEMBER 30, 2025	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$5,125	$—	$5,125	$—
Time Deposits	4,272	—	4,272	—
Trading Securities	7,814	6,010	1,804	—
Derivative Assets	243	—	243	—
Derivative Liabilities	68,230	—	68,230	—
Deferred Purchase Obligations(1)	114,578	—	—	114,578

		FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF DECEMBER 31, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$2,488	$—	$2,488	$—
Time Deposits	9,612	—	9,612	—
Trading Securities	8,144	6,390	1,754	—
Derivative Assets	28,092	—	28,092	—
Derivative Liabilities	5,326	—	5,326	—
Deferred Purchase Obligations(1)	147,055	—	—	147,055
(1)The balance as of September 30, 2025 primarily relates to the fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report). The balance as of December 31, 2024 primarily relates to the fair values of the deferred purchase obligations associated with the Regency Transaction and ITRenew Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2024 through September 30, 2025:

Balance as of December 31, 2024	$147,055
Additions	16,626
Payments	(49,215)
Other changes, including accretion	112
Balance as of September 30, 2025	$114,578
The level 3 valuation of the deferred purchase obligation was determined primarily utilizing a Monte-Carlo model which takes into account our forecasted projections as they relate to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected revenue over the achievement period, including adjustments for volatility and timing, as well as discount rates that account for the risk of the arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the deferred purchase obligation.
There were no material items that were measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 other than those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and nine months ended September 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2025			THREE MONTHS ENDED SEPTEMBER 30, 2024
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(353,742)	$(9,841)	$(363,583)	$(471,935)	$10,844	$(461,091)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(14,969)	—	(14,969)	106,861	—	106,861
Change in fair value of interest rate swaps	—	(72)	(72)	—	(34,281)	(34,281)
Total other comprehensive (loss) income	(14,969)	(72)	(15,041)	106,861	(34,281)	72,580
End of Period	$(368,711)	$(9,913)	$(378,624)	$(365,074)	$(23,437)	$(388,511)

	NINE MONTHS ENDED SEPTEMBER 30, 2025			NINE MONTHS ENDED SEPTEMBER 30, 2024
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(568,129)	$(1,823)	$(569,952)	$(373,628)	$2,472	$(371,156)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	199,418	—	199,418	8,554	—	8,554
Change in fair value of interest rate swaps	—	(8,090)	(8,090)	—	(23,381)	(23,381)
Reclassifications from accumulated other comprehensive items, net	—	—	—	—	(2,528)	(2,528)
Total other comprehensive income (loss)	199,418	(8,090)	191,328	8,554	(25,909)	(17,355)
End of Period	$(368,711)	$(9,913)	$(378,624)	$(365,074)	$(23,437)	$(388,511)
G. REVENUES
Certain costs to fulfill or obtain customer contracts, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, and certain initial direct costs of obtaining data center leases are collectively referred to as "Contract Costs". Contract Costs are primarily made up of Intake Costs and Commissions (each as defined in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report). Contract Costs as of September 30, 2025 and December 31, 2024 are as follows:

	SEPTEMBER 30, 2025			DECEMBER 31, 2024
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$108,962	$(54,780)	$54,182	$89,057	$(43,783)	$45,274
Commissions asset	229,940	(101,172)	128,768	200,149	(78,955)	121,194

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	SEPTEMBER 30, 2025	DECEMBER 31, 2024(1)
Deferred revenue—Current(2)	Deferred revenue	$347,018	$326,882
Deferred revenue—Long-term(3)	Other Long-term Liabilities	142,364	110,601
(1)    The beginning balance of current and long-term deferred revenue for the year ended December 31, 2024 was $325,665 and $100,770, respectively.
(2)    The current deferred revenue accounted for under Accounting Standards Codification 842, Leases ("ASC 842") is approximately $46,500 and $25,500 as of September 30, 2025 and December 31, 2024, respectively.
(3)    The long-term deferred revenue accounted for under ASC 842 is approximately $119,500 and $95,000 as of September 30, 2025 and December 31, 2024, respectively.
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with ASC 842. Storage rental revenue associated with our Global Data Center Business for the three and nine months ended September 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Storage rental revenue	$201,383	$150,796	$562,607	$438,221
H. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, the "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three and nine months ended September 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Stock-based compensation expense	$32,147	$29,563	$118,595	$73,491
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
As of September 30, 2025, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $106,527.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	14

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
Acquisition and Integration Costs for the three and nine months ended September 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Acquisition and Integration Costs	$5,402	$11,262	$16,040	$28,573
J. LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three and nine months ended September 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Loss (gain) on disposal/write-down of property, plant and equipment, net	$3,366	$5,091	$7,975	$8,270
K. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 30, 2025 and 2024 consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2025	2024	2025	2024
Foreign currency transaction (gains) losses, net(1)	$(7,203)	$46,657	$109,615	$31,291
Debt extinguishment expense	—	5,417	—	5,417
Other, net(2)	3,217	34,288	(3,236)	42,957
Other (Income) Expense, Net	$(3,986)	$86,362	$106,379	$79,665
(1)The losses for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three and nine months ended September 30, 2024 primarily consists of approximately $29,200 in charges associated with the agreement to purchase the remaining interest in the Web Werks JV (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report) as well as losses on our equity method investments and the change in value of our deferred purchase obligations.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025(1)	2024(3)	2025(2)	2024(3)
Effective Tax Rate	16.1%	58.3%	44.7%	35.2%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended September 30, 2025 were the benefits derived from the dividends paid deduction, as well as the differences in the tax rates to which our foreign earnings are subject.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the nine months ended September 30, 2025 were the (i) lack of tax benefits recognized for the foreign exchange losses we recorded in Other expense (income), net, during the period, (ii) lack of tax benefits recognized for the year to date ordinary losses of certain entities, (iii) disallowed interest expenses of certain entities and (iv) differences in the tax rates to which our foreign earnings are subject, partially offset by (v) benefits derived from the dividends paid deduction.
(3)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2024 were the (i) lack of tax benefits recognized for the year to date ordinary losses of certain entities, (ii) benefits derived from the dividends paid deduction and (iii) differences in the tax rates to which our foreign earnings are subject. In addition, we recorded gains and losses in Other expense (income), net during the period, for which there was no tax impact.
On July 4, 2025, President Trump signed into law the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA introduces several changes to U.S. federal income tax law, such as suspending the capitalization and amortization of domestic research and development expenditures and reinstating bonus depreciation. It also modifies the deductions available for global intangible low-taxed income from non-U.S. subsidiaries and changes the limitations on deductible interest. Under the current law, not more than 20% of the value of a REIT’s total assets at the end of any quarter could be represented by securities of one or more taxable REIT subsidiaries; the OBBBA increases this threshold to 25% effective January 1, 2026. The effective dates of the OBBBA provisions range from 2025 through 2027. We do not expect the OBBBA provisions to have a material impact on our consolidated financial statements.
In addition, in connection with the removal of the proposed section 899, "Enforcement of Remedies Against Unfair Foreign Taxes," from the OBBBA, the U.S. Treasury Department reached an agreement with the six other G7 countries (Canada, France, Germany, Italy, Japan and the UK) under which U.S. companies will be excluded from the imposition of any Pillar Two Income Inclusion Rule or Undertaxed Profits Rule taxes. We will continue to monitor the global legislative actions as well as administrative guidance related to Pillar Two for potential impacts, which are not expected to have a material impact on our consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Net Income (Loss)	$86,241	$(33,665)	$59,134	$77,981
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,951	(45)	3,813	1,757
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$84,290	$(33,620)	$55,321	$76,224
Weighted-average shares—basic	295,771,000	293,603,000	295,214,000	293,229,000
Effect of dilutive potential stock options	1,898,000	—	2,020,000	2,143,000
Effect of dilutive potential RSUs and PUs	312,000	—	394,000	540,000
Weighted-average shares—diluted	297,981,000	293,603,000	297,628,000	295,912,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.28	$(0.11)	$0.19	$0.26
Diluted	$0.28	$(0.11)	$0.19	$0.26
Antidilutive stock options, RSUs and PUs excluded from the calculation	102,248	3,083,222	112,101	293,457
3. INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of September 30, 2025 and December 31, 2024 are as follows:

	SEPTEMBER 30, 2025		DECEMBER 31, 2024
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$86,093	20%	$61,075	20%
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

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
As of September 30, 2025 and December 31, 2024, we have approximately $1,787,000 and $1,482,000, respectively, in notional value outstanding on our interest rate swap agreements. As of September 30, 2025, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS NET INVESTMENT HEDGES
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of September 30, 2025, our cross-currency swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency swaps, by hedged currency, as of September 30, 2025 and December 31, 2024, are as follows:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187
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
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, by derivative instrument, are as follows:

	SEPTEMBER 30, 2025		DECEMBER 31, 2024
DERIVATIVE INSTRUMENTS(1)	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Cash Flow Hedges(2)
Interest rate swap agreements	$243	$(11,772)	$1,887	$(5,326)
Net Investment Hedges(3)
Cross-currency swap agreements	—	(56,458)	26,205	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2025, $243 is included within Prepaid expenses and other, $55,681 is included within Accrued expenses and other current liabilities and $12,549 is included within Other long-term liabilities. As of December 31, 2024, $8,891 is included within Prepaid expenses and other, $19,201 is included within Other assets, and $5,326 is included within Other long-term liabilities.
(2)As of September 30, 2025, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $9,913.
(3)As of September 30, 2025, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $2,973, which includes cumulative net gains of $59,431 related to the excluded component of our cross-currency swap agreements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the three and nine months ended September 30, 2025 and 2024, by derivative instrument, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS	2025	2024	2025	2024
Cash Flow Hedges
Interest rate swap agreements	$(72)	$(34,281)	$(8,090)	$(23,381)
Net Investment Hedges
Cross-currency swap agreements	8,416	(18,480)	(82,663)	(7,033)
Cross-currency swap agreements (excluded component)	4,176	4,176	12,529	12,529
(Losses) gains recognized in Net income (loss) during the three and nine months ended September 30, 2025 and 2024, by derivative instrument, are as follows:

	LOCATION OF (LOSS) GAIN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS		2025	2024	2025	2024
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$—	$—	$2,528
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	(4,176)	(4,176)	(12,529)	(12,529)

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT
Long-term debt is as follows:

	SEPTEMBER 30, 2025				DECEMBER 31, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$233,000	$(8,691)	$224,309	$233,000	$121,000	$(9,253)	$111,747	$121,000
Term Loan A(1)	493,750	—	493,750	493,750	216,016	—	216,016	216,016
Term Loan B(1)	1,827,457	(12,864)	1,814,593	1,836,678	1,840,181	(14,690)	1,825,491	1,850,698
Virginia 3 Term Loans(2)	271,079	(1,634)	269,445	271,079	271,079	(3,013)	268,066	271,079
Virginia 4/5 Term Loans(2)	204,987	(277)	204,710	204,987	76,535	(2,752)	73,783	76,535
Virginia 6 Term Loans(2)	210,000	(3,126)	206,874	210,000	137,495	(4,605)	132,890	137,495
Virginia 7 Term Loans(2)	239,595	(5,167)	234,428	239,595	32,074	(7,591)	24,483	32,074
Australian Dollar Term Loan(2)	260,778	(1,989)	258,789	262,606	175,813	(265)	175,548	176,655
UK Revolving Credit Facility	188,186	(2,458)	185,728	188,186	175,503	(1,034)	174,469	175,503
GBP Notes(2)	537,674	(85)	537,589	534,986	501,437	(789)	500,648	490,155
4 7/8% Notes due 2027(2)(3)	1,000,000	(2,844)	997,156	995,000	1,000,000	(3,910)	996,090	972,500
5 1/4% Notes due 2028(2)(3)	825,000	(2,952)	822,048	821,906	825,000	(3,838)	821,162	804,375
5% Notes due 2028(2)(3)	500,000	(2,050)	497,950	496,250	500,000	(2,592)	497,408	481,250
7% Notes due 2029(2)(3)	1,000,000	(7,091)	992,909	1,028,750	1,000,000	(8,686)	991,314	1,020,000
4 7/8% Notes due 2029(2)(3)	1,000,000	(5,786)	994,214	983,750	1,000,000	(6,871)	993,129	945,000
5 1/4% Notes due 2030(2)(3)	1,300,000	(7,270)	1,292,730	1,283,750	1,300,000	(8,399)	1,291,601	1,235,000
4 1/2% Notes(2)(3)	1,100,000	(6,741)	1,093,259	1,050,500	1,100,000	(7,674)	1,092,326	1,001,000
5% Notes due 2032(2)	750,000	(8,921)	741,079	720,938	750,000	(9,900)	740,100	688,125
5 5/8% Notes(2)(3)	600,000	(3,969)	596,031	596,250	600,000	(4,404)	595,596	570,000
6 1/4% Notes(2)(3)	1,200,000	(13,202)	1,186,798	1,222,500	1,200,000	(14,517)	1,185,483	1,194,000
4 3/4% Euro Senior Notes due 2034 (the "Euro Notes")(3)(4)	1,408,423	(17,205)	1,391,218	1,410,184	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other	760,040	(1,624)	758,416	760,040	614,231	(1,825)	612,406	614,231
Accounts Receivable Securitization Program	400,000	(467)	399,533	400,000	400,000	(670)	399,330	400,000
Total Long-term Debt	16,309,969	(116,413)	16,193,556		13,836,364	(117,278)	13,719,086
Less Current Portion	(699,320)	—	(699,320)		(715,109)	—	(715,109)
Long-term Debt, Net of Current Portion	$15,610,649	$(116,413)	$15,494,236		$13,121,255	$(117,278)	$13,003,977
(1)Collectively, the "Credit Agreement". The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and a term loan B facility (the "Term Loan B"). The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2025 was $2,504,559 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 6.0% as of September 30, 2025.
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)Collectively, the "Parent Notes". Iron Mountain Incorporated ("IMI") is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by the Note Guarantors. These guarantees are joint and several obligations of the Note Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.
(4)The fair value (Level 2 of the fair value hierarchy described in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report) of this debt instrument is based on a quoted market price for comparable notes on September 30, 2025.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT (CONTINUED)
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2025).
CREDIT AGREEMENT
On June 18, 2025, we amended the Credit Agreement, which resulted in an increase in the principal amount of the Term Loan A from $218,750 to $500,000. Quarterly principal payments of approximately $6,250 on the Term Loan A commenced in September 2025. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
AUSTRALIAN DOLLAR TERM LOAN
On June 25, 2025, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of IMI, amended its AUD Term Loan, which resulted in:
•an extension of the maturity date from September 30, 2026 to September 30, 2030,
•an increase in the original principal amount from 350,000 Australian dollars to 400,000 Australian dollars and
•a decrease in the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.625% to BBSY plus 3.500%.

The amended loan was issued at 99.5% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 10,000 Australian dollars per year, with the remaining balance due September 2030. As of September 30, 2025, we had 397,500 Australian dollars (or $262,606, based upon the exchange rate between the United States dollar and the Australian dollar as of September 30, 2025) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 7.2%.
All other material terms of the AUD Term Loan remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
OUTSTANDING BORROWINGS AU$397,500 7.2% Interest Rate As of September 30, 2025

UK REVOLVING CREDIT FACILITY

Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited, wholly owned subsidiaries of IMI (collectively, the "UK Borrowers"), have a British pounds sterling Revolving Credit Facility (the "UK Revolving Credit Facility"). The maximum amount permitted to be borrowed under the UK Revolving Credit Facility is 140,000 British pounds sterling, which was fully drawn as of September 30, 2025. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Revolving Credit Facility.
On July 11, 2025, the UK Borrowers amended the UK Revolving Credit Facility to extend the maturity date from September 24, 2026 to September 24, 2028. As of September 30, 2025, the interest rate in effect under the UK Revolving Credit Facility was 6.1%. All other material terms of the UK Revolving Credit Facility remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 6.1% Interest Rate As of September 30, 2025

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT (CONTINUED)
SEPTEMBER 2025 OFFERING
On September 10, 2025, IMI completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
Euro Notes	€1,200,000	January 15, 2034	January 15 and July 15	September 10, 2028
(1)We may redeem the Euro Notes at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the Euro Notes at the redemption price or make-whole premium specified in the indenture governing the Euro Notes, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the Euro Notes at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
The Euro Notes were issued at par and have a contractual interest rate of 4.75%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions, of approximately 1,188,000 Euros (or $1,390,651, based upon the exchange rate between the Euro and the United States dollar on September 10, 2025 (the settlement date for the Euro Notes)), were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility and will be used to repay the GBP Notes in the fourth quarter of 2025. As of September 30, 2025, we had 1,200,000 Euros (or $1,408,423, based upon the exchange rate between the United States dollar and the Euro as of September 30, 2025) outstanding on the Euro Notes.
LETTERS OF CREDIT
As of September 30, 2025, we have outstanding letters of credit totaling $75,835, of which $12,441 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2025 and May 2027.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR")-based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA")-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	22

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
7. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
In fiscal year 2024 and the nine months ended September 30, 2025, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 22, 2024	$0.6500	March 15, 2024	$190,506	April 4, 2024
May 2, 2024	0.6500	June 17, 2024	190,643	July 5, 2024
August 1, 2024	0.7150	September 16, 2024	209,776	October 3, 2024
November 6, 2024	0.7150	December 16, 2024	209,913	January 7, 2025
February 13, 2025	0.7850	March 17, 2025	231,549	April 4, 2025
May 1, 2025	0.7850	June 16, 2025	231,789	July 3, 2025
August 6, 2025	0.7850	September 15, 2025	231,972	October 3, 2025
On November 5, 2025, we declared a dividend to our stockholders of record as of December 15, 2025 of $0.864 per share, payable on January 6, 2026.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION
Our Chief Operating Decision Maker ("CODM"), our President and CEO, uses Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments. The CODM uses Adjusted EBITDA to ensure that resources, including capital, are allocated strategically to support our strategy.
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
The operations associated with acquisitions completed during the first nine months of 2025 have been incorporated into our Global RIM Business and Corporate and Other.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Three Months Ended September 30, 2025
Total Revenues	$1,338,800	$204,130	$1,542,930	$211,163	$1,754,093
Storage Rental	814,118	201,383	1,015,501	17,396	1,032,897
Service	524,682	2,747	527,429	193,767	721,196
Other Segment Items(1)	740,333	96,753	837,086
Adjusted EBITDA	598,467	107,377	705,844
For the Three Months Ended September 30, 2024
Total Revenues	$1,260,358	$153,206	$1,413,564	$143,794	$1,557,358
Storage Rental	767,780	150,796	918,576	17,125	935,701
Service	492,578	2,410	494,988	126,669	621,657
Other Segment Items(1)	691,364	86,410	777,774
Adjusted EBITDA	568,994	66,796	635,790
As of and for the Nine Months Ended September 30, 2025
Total Revenues	$3,918,540	$566,728	$4,485,268	$573,302	$5,058,570
Storage Rental	2,375,206	562,607	2,937,813	53,449	2,991,262
Service	1,543,334	4,121	1,547,455	519,853	2,067,308
Other Segments Items(1)	2,177,456	272,269	2,449,725
Adjusted EBITDA	1,741,084	294,459	2,035,543
Total Assets(2)	10,752,581	7,602,266	18,354,847	2,278,006	20,632,853
As of and for the Nine Months Ended September 30, 2024
Total Revenues	$3,721,092	$449,845	$4,170,937	$397,693	$4,568,630
Storage Rental	2,253,122	438,221	2,691,343	48,946	2,740,289
Service	1,467,970	11,624	1,479,594	348,747	1,828,341
Other Segment Items(1)	2,077,088	255,464	2,332,552
Adjusted EBITDA	1,644,004	194,381	1,838,385
Total Assets(2)	10,628,084	5,659,583	16,287,667	2,181,962	18,469,629
(1)Relates to Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the respective reportable segment. The CODM does not regularly review disaggregated expense information included within "Other Segment Items" for any individual segments but may review consolidated Cost of sales (excluding depreciation and amortization) and consolidated Selling, general and administrative expense information to manage the business.
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	24

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net Income (Loss) Before Provision (Benefit) for Income Taxes for the three and nine months ended September 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Total Adjusted EBITDA for Reportable Segments	$705,844	$635,790	$2,035,543	$1,838,385
Add/(Deduct):
Corporate and other	(45,465)	(67,677)	(166,870)	(207,056)
Interest expense, net	(209,740)	(186,067)	(609,541)	(527,107)
Depreciation and amortization	(262,203)	(232,240)	(746,923)	(666,296)
Acquisition and Integration Costs	(5,402)	(11,262)	(16,040)	(28,573)
Restructuring and other transformation	(47,346)	(37,282)	(152,432)	(124,562)
(Loss) gain on disposal/write-down of property, plant and equipment, net (including real estate)	(3,366)	(5,091)	(7,975)	(8,270)
Other income (expense), net, excluding our share of (losses) gains from our unconsolidated joint ventures	5,329	(85,532)	(102,751)	(76,954)
Stock-based compensation expense	(32,147)	(29,563)	(118,595)	(73,491)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(2,669)	(2,341)	(7,557)	(5,767)
Total Net Income (Loss) Before Provision (Benefit) for Income Taxes	$102,835	$(21,265)	$106,859	$120,309

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
Segment revenue by product and service lines for the three and nine months ended September 30, 2025 and 2024 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Global RIM Business
Records Management(1)	$1,060,359	$990,333	$3,107,681	$2,901,465
Data Management(1)	134,339	127,583	380,372	390,706
Information Destruction(1)(2)	144,102	142,442	430,487	428,921
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	204,130	153,206	566,728	449,845
Corporate and Other
Records Management(1)	$42,340	$41,460	$130,813	$121,528
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	168,823	102,334	442,489	276,165
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$1,102,699	$1,031,793	$3,238,494	$3,022,993
Data Management(1)	134,339	127,583	380,372	390,706
Information Destruction(1)(2)(3)	312,925	244,776	872,976	705,086
Data Center(1)	204,130	153,206	566,728	449,845
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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and nine months ended September 30, 2025 and 2024 is as follows (approximately):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Frankfurt JV Agreements(1)	$—	$200	$—	$2,700
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	26

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In September 2022, we announced Project Matterhorn. Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect Project Matterhorn to be completed by December 31, 2025. We have incurred approximately $530,900 in Restructuring and other transformation costs from the inception of Project Matterhorn through September 30, 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, and from the inception of Project Matterhorn through September 30, 2025, is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION THROUGH SEPTEMBER 30, 2025
	2025	2024	2025	2024
Restructuring	$21,502	$11,556	$61,604	$38,618	$183,297
Other transformation	25,844	25,726	90,828	85,944	347,642
Restructuring and other transformation	$47,346	$37,282	$152,432	$124,562	$530,939
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statements of Operations, by segment, for the three and nine months ended September 30, 2025 and 2024, and from the inception of Project Matterhorn through September 30, 2025, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION THROUGH SEPTEMBER 30, 2025
	2025	2024	2025	2024
Global RIM Business	$18,827	$10,731	$56,227	$33,515	$158,162
Global Data Center Business	220	—	371	2,576	3,947
Corporate and Other	2,455	825	5,006	2,527	21,188
Total restructuring costs	$21,502	$11,556	$61,604	$38,618	$183,297
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Condensed Consolidated Statements of Operations, by segment, for the three and nine months ended September 30, 2025 and 2024, and from the inception of Project Matterhorn through September 30, 2025, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION THROUGH SEPTEMBER 30, 2025
	2025	2024	2025	2024
Global RIM Business	$10,008	$10,799	$32,719	$30,143	$103,326
Global Data Center Business	2,299	1,292	4,811	3,955	14,631
Corporate and Other	13,537	13,635	53,298	51,846	229,685
Total other transformation costs	$25,844	$25,726	$90,828	$85,944	$347,642

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	27

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
The rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, for December 31, 2024 through September 30, 2025, is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2024	$6,974	$13,004	$19,978
Amount accrued	61,604	90,828	152,432
Payments	(54,027)	(87,597)	(141,624)
Balance as of September 30, 2025	$14,551	$16,235	$30,786

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	28

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2025, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 14, 2025 (our "Annual Report").
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

Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	29

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2025 within each section. Trends and changes that are consistent for both the three and nine month periods are not repeated and are discussed on a year to date basis only.
PROJECT MATTERHORN
In September 2022, we announced a global program designed to accelerate the growth of our business ("Project Matterhorn"). Project Matterhorn investments focus on transforming our operating model to a global operating model. Project Matterhorn focuses on the formation of a solution-based sales approach that is designed to allow us to optimize our shared services and best practices to better serve our customers' needs. We are investing to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We expect Project Matterhorn to be completed by December 31, 2025. We have incurred approximately $530.9 million in Restructuring and other transformation costs from the inception of Project Matterhorn through September 30, 2025. Costs are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
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
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth for the remainder of 2025 and into 2026 to benefit from our new and existing digital offerings and asset lifecycle management ("ALM") business, as well as our traditional services.
•We expect continued total revenue and Adjusted EBITDA (as defined below) growth for the remainder of 2025 and into 2026 as a result of our focus on new product and service offerings, innovation, customer solutions and market expansion in line with our Project Matterhorn objectives and growth strategies.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the nine months ended September 30, 2025 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

17%
Product Cost of Sales and Other
38%
Labor
6%
Transportation
39%
Facilities

27%
Sales, Marketing and Account Management
73%
General, Administrative and Other

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	30

Part I. Financial Information

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below) •Restructuring and other transformation •Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense •Intangible impairments

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable segments under "Results of Operations—Segment Analysis" below.
Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating income (loss), net income (loss) or cash flows from operating activities.
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Net Income (Loss)	$86,241	$(33,665)	$59,134	$77,981
Add/(Deduct):
Interest expense, net	209,740	186,067	609,541	527,107
Provision (benefit) for income taxes	16,594	12,400	47,725	42,328
Depreciation and amortization	262,203	232,240	746,923	666,296
Acquisition and Integration Costs(1)	5,402	11,262	16,040	28,573
Restructuring and other transformation	47,346	37,282	152,432	124,562
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	3,366	5,091	7,975	8,270
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(5,329)	85,532	102,751	76,954
Stock-based compensation expense	32,147	29,563	118,595	73,491
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,669	2,341	7,557	5,767
Adjusted EBITDA	$660,379	$568,113	$1,868,673	$1,631,329
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

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	31

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.28	$(0.11)	$0.19	$0.26
Add/(Deduct):
Acquisition and Integration Costs	0.02	0.04	0.05	0.10
Restructuring and other transformation	0.16	0.13	0.51	0.42
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.01	0.02	0.03	0.03
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.02)	0.29	0.35	0.26
Stock-based compensation expense	0.11	0.10	0.40	0.25
Non-cash amortization related to derivative instruments	0.01	0.01	0.04	0.04
Tax impact of reconciling items and discrete tax items(1)	(0.04)	(0.04)	(0.10)	(0.08)
Income (Loss) Attributable to Noncontrolling Interests	0.01	—	0.01	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.54	$0.44	$1.48	$1.28
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2025 and 2024 are primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2025 and 2024 was 14.8% and 15.1%, respectively. The tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	32

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
•Intangible impairments
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Net Income (Loss)	$86,241	$(33,665)	$59,134	$77,981
Add/(Deduct):
Real estate depreciation	108,405	93,864	309,738	275,208
Loss (gain) on sale of real estate, net of tax	194	531	(4,475)	(84)
Data center lease-based intangible assets amortization	1,858	5,604	5,560	16,751
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,612	1,422	4,675	2,975
FFO (Nareit)	198,310	67,756	374,632	372,831
Add/(Deduct):
Acquisition and Integration Costs	5,402	11,262	16,040	28,573
Restructuring and other transformation	47,346	37,282	152,432	124,562
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	3,168	4,554	12,269	8,583
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(5,329)	85,532	102,751	76,954
Stock-based compensation expense	32,147	29,563	118,595	73,491
Non-cash amortization related to derivative instruments	4,176	4,176	12,529	12,529
Real estate financing lease depreciation	3,276	3,692	9,850	9,914
Tax impact of reconciling items and discrete tax items(2)	(11,547)	(10,465)	(28,719)	(24,992)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(58)	(83)	(241)	(92)
FFO (Normalized)	$276,891	$233,269	$770,138	$682,353
(1)Includes foreign currency transaction losses (gains), net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of ($1.6 million) and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and ($0.1 million) for the three and nine months ended September 30, 2024, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	33

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Revenues	$1,754,093	$1,557,358	$196,735	12.6%
Operating Expenses	1,445,504	1,306,194	139,310	10.7%
Operating Income	308,589	251,164	57,425	22.9%
Other Expenses, Net	222,348	284,829	(62,481)	(21.9)%
Net Income (Loss)	86,241	(33,665)	119,906	356.2%
Net Income (Loss) Attributable to Noncontrolling Interests	1,951	(45)	1,996	4,435.6%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$84,290	$(33,620)	$117,910	350.7%
Adjusted EBITDA(1)	$660,379	$568,113	$92,266	16.2%
Adjusted EBITDA Margin(1)	37.6%	36.5%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Revenues	$5,058,570	$4,568,630	$489,940	10.7%
Operating Expenses	4,235,791	3,841,549	394,242	10.3%
Operating Income	822,779	727,081	95,698	13.2%
Other Expenses, Net	763,645	649,100	114,545	17.6%
Net Income (Loss)	59,134	77,981	(18,847)	(24.2)%
Net Income (Loss) Attributable to Noncontrolling Interests	3,813	1,757	2,056	117.0%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,321	$76,224	$(20,903)	(27.4)%
Adjusted EBITDA(1)	$1,868,673	$1,631,329	$237,344	14.5%
Adjusted EBITDA Margin(1)	36.9%	35.7%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	34

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,032,897	$935,701	$97,196	10.4%	9.5%	9.4%	0.1%
Service	721,196	621,657	99,539	16.0%	15.3%	9.8%	5.5%
Total Revenues	$1,754,093	$1,557,358	$196,735	12.6%	11.8%	9.6%	2.2%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$2,991,262	$2,740,289	$250,973	9.2%	9.2%	9.1%	0.1%
Service	2,067,308	1,828,341	238,967	13.1%	13.2%	8.9%	4.3%
Total Revenues	$5,058,570	$4,568,630	$489,940	10.7%	10.8%	9.0%	1.8%
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
TOTAL REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 include the following:

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
•an increase of $73.0 million due to recent acquisitions in our ALM business.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	35

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
Labor	$302,986	$264,499	$38,487	14.6%	13.4%	17.3%	17.0%	0.3%
Facilities	298,811	279,043	19,768	7.1%	6.0%	17.0%	17.9%	(0.9)%
Transportation	41,473	44,236	(2,763)	(6.2)%	(7.1)%	2.4%	2.8%	(0.4)%
Product Cost of Sales and Other	148,669	90,612	58,057	64.1%	63.6%	8.5%	5.8%	2.7%
Total Cost of sales	$791,939	$678,390	$113,549	16.7%	15.7%	45.1%	43.6%	1.5%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
Labor	$869,311	$779,998	$89,313	11.5%	11.4%	17.2%	17.1%	0.1%
Facilities	879,751	832,187	47,564	5.7%	5.5%	17.4%	18.2%	(0.8)%
Transportation	130,548	134,539	(3,991)	(3.0)%	(3.1)%	2.6%	2.9%	(0.3)%
Product Cost of Sales and Other	377,370	260,892	116,478	44.6%	44.7%	7.5%	5.7%	1.8%
Total Cost of sales	$2,256,980	$2,007,616	$249,364	12.4%	12.3%	44.6%	43.9%	0.7%
Primary factors influencing the change in reported Cost of sales for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business segment and ALM business, including the impact of recent acquisitions;
•an increase in facilities expenses, primarily driven by higher real estate taxes in our Global Data Center Business segment, and increases in utilities and rent expense; and
•an increase in product cost of sales and other in our ALM business as a result of higher product volumes.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	36

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
General, Administrative and Other	$237,505	$252,463	$(14,958)	(5.9)%	(6.2)%	13.5%	16.2%	(2.7)%
Sales, Marketing and Account Management	97,743	89,466	8,277	9.3%	8.2%	5.6%	5.7%	(0.1)%
Total Selling, general and administrative expenses	$335,248	$341,929	$(6,681)	(2.0)%	(2.4)%	19.1%	22.0%	(2.9)%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
General, Administrative and Other	$767,430	$738,075	$29,355	4.0%	4.1%	15.2%	16.2%	(1.0)%
Sales, Marketing and Account Management	288,011	268,157	19,854	7.4%	7.3%	5.7%	5.9%	(0.2)%
Total Selling, general and administrative expenses	$1,055,441	$1,006,232	$49,209	4.9%	5.0%	20.9%	22.0%	(1.1)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense; and
•an increase in sales, marketing and account management expenses, primarily driven by higher compensation expense and increased marketing costs.
The decrease in General, Administrative and Other for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily driven by lower compensation expense and professional fees.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $65.6 million, or 14.0%, for the nine months ended September 30, 2025 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $15.1 million, or 7.6%, for the nine months ended September 30, 2025 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the nine months ended September 30, 2025 and 2024 were approximately $16.0 million and $28.6 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the nine months ended September 30, 2025 and 2024 were $152.4 million and $124.6 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2025 and 2024 was approximately $8.0 million and $8.3 million, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	37

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased by $82.4 million to $609.5 million in the nine months ended September 30, 2025 from $527.1 million in the prior year period. The increase is primarily due to higher average debt outstanding during the nine months ended September 30, 2025 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.6% and 5.7% at September 30, 2025 and 2024, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 30, 2025 and 2024 consists of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE
DESCRIPTION	2025	2024		2025	2024
Foreign currency transaction (gains) losses, net(1)	$(7,203)	$46,657	$(53,860)	$109,615	$31,291	$78,324
Debt extinguishment expense	—	5,417	(5,417)	—	5,417	(5,417)
Other, net	3,217	34,288	(31,071)	(3,236)	42,957	(46,193)
Other (Income) Expense, Net	$(3,986)	$86,362	$(90,348)	$106,379	$79,665	$26,714
(1)The losses for the nine months ended September 30, 2025 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2025 and 2024 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Effective Tax Rate	16.1%	58.3%	44.7%	35.2%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended September 30, 2025 were the benefits derived from the dividends paid deduction, as well as the differences in the tax rates to which our foreign earnings are subject. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the nine months ended September 30, 2025 were the (i) lack of tax benefits recognized for the foreign exchange losses we recorded in Other expense (income), net, during the period, (ii) lack of tax benefits recognized for the year to date ordinary losses of certain entities, (iii) disallowed interest expenses of certain entities and (iv) differences in the tax rates to which our foreign earnings are subject, partially offset by (v) benefits derived from the dividends paid deduction.
On July 4, 2025, President Trump signed into law the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA introduces several changes to U.S. federal income tax law, such as suspending the capitalization and amortization of domestic research and development expenditures and reinstating bonus depreciation. It also modifies the deductions available for global intangible low-taxed income from non-U.S. subsidiaries and changes the limitations on deductible interest. Under the current law, not more than 20% of the value of a REIT’s total assets at the end of any quarter could be represented by securities of one or more taxable REIT subsidiaries; the OBBBA increases this threshold to 25% effective January 1, 2026. The effective dates of the OBBBA provisions range from 2025 through 2027. We do not expect the OBBBA provisions to have a material impact on our consolidated financial statements.
In addition, in connection with the removal of the proposed section 899, "Enforcement of Remedies Against Unfair Foreign Taxes," from the OBBBA, the U.S. Treasury Department reached an agreement with the six other G7 countries (Canada, France, Germany, Italy, Japan and the UK) under which U.S. companies will be excluded from the imposition of any Pillar Two Income Inclusion Rule or Undertaxed Profits Rule taxes. We will continue to monitor the global legislative actions as well as administrative guidance related to Pillar Two for potential impacts, which are not expected to have a material impact on our consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	38

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Net Income (Loss)	$86,241	$(33,665)	$119,906	356.2%
Net Income (Loss) as a percentage of Revenue	4.9%	(2.2)%
Adjusted EBITDA	$660,379	$568,113	$92,266	16.2%
Adjusted EBITDA Margin	37.6%	36.5%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Net Income (Loss)	$59,134	$77,981	$(18,847)	(24.2)%
Net Income (Loss) as a percentage of Revenue	1.2%	1.7%
Adjusted EBITDA	$1,868,673	$1,631,329	$237,344	14.5%
Adjusted EBITDA Margin	36.9%	35.7%

Adjusted EBITDA Margin for the nine months ended September 30, 2025 increased 120 basis points from the same prior year period driven by favorable overhead management, offset by changes in our revenue mix.
↑ INCREASED BY $237.3 MILLION OR 14.5% Adjusted EBITDA

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	39

Part I. Financial Information

SEGMENT ANALYSIS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$814,118	$767,780	$46,338	6.0%	5.3%	5.1%	0.2%
Service	524,682	492,578	32,104	6.5%	5.8%	4.7%	1.1%
Segment Revenue	$1,338,800	$1,260,358	$78,442	6.2%	5.5%	5.0%	0.5%
Segment Adjusted EBITDA	$598,467	$568,994	$29,473
Segment Adjusted EBITDA Margin	44.7%	45.1%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$2,375,206	$2,253,122	$122,084	5.4%	5.6%	5.5%	0.1%
Service	1,543,334	1,467,970	75,364	5.1%	5.3%	4.9%	0.4%
Segment Revenue	$3,918,540	$3,721,092	$197,448	5.3%	5.5%	5.3%	0.2%
Segment Adjusted EBITDA	$1,741,084	$1,644,004	$97,080
Segment Adjusted EBITDA Margin	44.4%	44.2%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the nine months ended September 30, 2025 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our Global Digital Solutions business and growth in our traditional service activity levels; and
•a 20 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	40

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$201,383	$150,796	$50,587	33.5%	32.1%	32.1%	—%
Service	2,747	2,410	337	14.0%	10.9%	10.9%	—%
Segment Revenue	$204,130	$153,206	$50,924	33.2%	31.7%	31.7%	—%
Segment Adjusted EBITDA	$107,377	$66,796	$40,581
Segment Adjusted EBITDA Margin	52.6%	43.6%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$562,607	$438,221	$124,386	28.4%	27.6%	27.6%	—%
Service	4,121	11,624	(7,503)	(64.5)%	(65.3)%	(65.3)%	—%
Segment Revenue	$566,728	$449,845	$116,883	26.0%	25.2%	25.2%	—%
Segment Adjusted EBITDA	$294,459	$194,381	$100,078
Segment Adjusted EBITDA Margin	52.0%	43.2%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the nine months ended September 30, 2025 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first nine months of 2025 and in prior periods, improved pricing and increased usage of pass-through power;
•increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•an 880 basis point increase in Adjusted EBITDA Margin reflecting recent lease commencements, improved pricing and cost containment.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	41

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$17,396	$17,125	$271	1.6%	0.9%	0.9%	—%
Service	193,767	126,669	67,098	53.0%	52.7%	29.5%	23.2%
Revenue	$211,163	$143,794	$67,369	46.9%	46.5%	26.1%	20.4%
Adjusted EBITDA	$(45,465)	$(67,677)	$22,212

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2025	2024
Storage Rental	$53,449	$48,946	$4,503	9.2%	8.6%	8.6%	—%
Service	519,853	348,747	171,106	49.1%	49.0%	28.1%	20.9%
Revenue	$573,302	$397,693	$175,609	44.2%	44.0%	25.7%	18.3%
Adjusted EBITDA	$(166,870)	$(207,056)	$40,186
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the nine months ended September 30, 2025 compared to the prior year period include the following:
•an increase in service revenue of $73.0 million due to recent acquisitions in our ALM business;
•organic service revenue growth in our ALM business driven by increased volume and improved component pricing trends; and
•an improvement in Adjusted EBITDA driven by service revenue improvement in our ALM business.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	42

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
PROJECT MATTERHORN
As disclosed above, Project Matterhorn was announced in September 2022 and is expected to be completed by December 31, 2025. We have incurred approximately $530.9 million in Restructuring and other transformation costs from the inception of Project Matterhorn through September 30, 2025. During the nine months ended September 30, 2025 and 2024, we incurred approximately $152.4 million and $124.6 million, respectively, of Restructuring and other transformation costs related to Project Matterhorn, which are comprised of (1) restructuring costs, which include (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which include professional fees such as project management costs and costs for third party consultants who are assisting in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2025	2024
Cash Flows from Operating Activities	$840,001	$765,128
Cash Flows from Investing Activities	(1,968,259)	(1,441,829)
Cash Flows from Financing Activities	1,201,195	639,201
Cash and Cash Equivalents, End of Period	195,210	168,515
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the nine months ended September 30, 2025, net cash flows provided by operating activities increased by $74.9 million compared to the prior year period, primarily due to an increase in net income (excluding non-cash charges) of $53.0 million and an increase in cash from working capital of $21.9 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the nine months ended September 30, 2025 included cash paid for capital expenditures of $1,755.4 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the nine months ended September 30, 2025 included:
•Net proceeds of approximately $1,390.7 million associated with the issuance of the Euro Notes (as defined below).
•Net proceeds of approximately $798.7 million primarily associated with borrowings under our data center credit facilities, which were used to partially finance the construction of our data centers, and the Revolving Credit Facility.
•Payment of dividends in the amount of $687.2 million on our common stock.
•Payment of deferred purchase obligations and other deferred payments of $240.2 million.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	43

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the nine months ended September 30, 2025 and 2024, organized by the type of the spending as described in our Annual Report (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
NATURE OF CAPITAL SPEND	2025	2024
Growth Investment Capital Expenditures:
Data Center	$1,329,821	$880,239
Real Estate	108,083	130,829
Innovation and Other	104,512	61,352
Total Growth Investment Capital Expenditures	1,542,416	1,072,420
Recurring Capital Expenditures:
Data Center	$14,455	$13,242
Real Estate	37,929	39,750
Non-Real Estate	52,097	54,058
Total Recurring Capital Expenditures	104,481	107,050
Total Capital Spend (on accrual basis)	$1,646,897	$1,179,470
Net increase (decrease) in prepaid capital expenditures	13,958	1,423
Net decrease (increase) in accrued capital expenditures	94,528	(6,925)
Total Capital Spend (on cash basis)	$1,755,383	$1,173,968

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $1,950.0 million for the year ending December 31, 2025. Of this, we expect capital expenditures for growth investment of approximately $1,800.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first nine months of 2025 and fiscal year 2024.
On November 5, 2025, we declared a dividend to our stockholders of record as of December 15, 2025 of $0.864 per share, payable on January 6, 2026.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	44

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2025 are related to cash and cash equivalents held in money market funds. See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of September 30, 2025 is as follows (in thousands):

	SEPTEMBER 30, 2025
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$233,000	$(8,691)	$224,309
Term Loan A(1)	493,750	—	493,750
Term Loan B(1)	1,827,457	(12,864)	1,814,593
Virginia 3 Term Loans(2)	271,079	(1,634)	269,445
Virginia 4/5 Term Loans(2)	204,987	(277)	204,710
Virginia 6 Term Loans(2)	210,000	(3,126)	206,874
Virginia 7 Term Loans(2)	239,595	(5,167)	234,428
Australian Dollar Term Loan(2)	260,778	(1,989)	258,789
UK Revolving Credit Facility	188,186	(2,458)	185,728
GBP Notes(2)	537,674	(85)	537,589
4 7/8% Notes due 2027(2)(3)	1,000,000	(2,844)	997,156
5 1/4% Notes due 2028(2)(3)	825,000	(2,952)	822,048
5% Notes due 2028(2)(3)	500,000	(2,050)	497,950
7% Notes due 2029(2)(3)	1,000,000	(7,091)	992,909
4 7/8% Notes due 2029(2)(3)	1,000,000	(5,786)	994,214
5 1/4% Notes due 2030(2)(3)	1,300,000	(7,270)	1,292,730
4 1/2% Notes(2)(3)	1,100,000	(6,741)	1,093,259
5% Notes due 2032(2)	750,000	(8,921)	741,079
5 5/8% Notes(2)(3)	600,000	(3,969)	596,031
6 1/4% Notes(2)(3)	1,200,000	(13,202)	1,186,798
4 3/4% Euro Senior Notes due 2034 (the "Euro Notes")(3)	1,408,423	(17,205)	1,391,218
Real Estate Mortgages, Financing Lease Liabilities and Other	760,040	(1,624)	758,416
Accounts Receivable Securitization Program	400,000	(467)	399,533
Total Long-term Debt	16,309,969	(116,413)	16,193,556
Less Current Portion	(699,320)	—	(699,320)
Long-term Debt, Net of Current Portion	$15,610,649	$(116,413)	$15,494,236
(1)Collectively, the "Credit Agreement". The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and a term loan B facility (the "Term Loan B").
(2)Each as defined in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)Collectively, the "Parent Notes".
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	45

Part I. Financial Information

CREDIT AGREEMENT
On June 18, 2025, we amended the Credit Agreement, which resulted in an increase in the principal amount of the Term Loan A from $218.8 million to $500.0 million. Quarterly principal payments of approximately $6.3 million on the Term Loan A commenced in September 2025. All other material terms remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
AUSTRALIAN DOLLAR TERM LOAN
On June 25, 2025, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of Iron Mountain Incorporated ("IMI"), amended its AUD Term Loan, which resulted in:
•an extension of the maturity date from September 30, 2026 to September 30, 2030,
•an increase in the original principal amount from 350.0 million Australian dollars to 400.0 million Australian dollars and
•a decrease in the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.625% to BBSY plus 3.500%.
The amended loan was issued at 99.5% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 10.0 million Australian dollars per year, with the remaining balance due September 2030. As of September 30, 2025, we had 397.5 million Australian dollars (or $262.6 million, based upon the exchange rate between the United States dollar and the Australian dollar as of September 30, 2025) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 7.2%.
All other material terms of the AUD Term Loan remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
UK REVOLVING CREDIT FACILITY
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited, wholly owned subsidiaries of IMI (collectively, the "UK Borrowers"), have a British pounds sterling Revolving Credit Facility (the "UK Revolving Credit Facility"). The maximum amount permitted to be borrowed under the UK Revolving Credit Facility is 140.0 million British pounds sterling, which was fully drawn as of September 30, 2025. We have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to conditions specified in the UK Revolving Credit Facility.
On July 11, 2025, the UK Borrowers amended the UK Revolving Credit Facility to extend the maturity date from September 24, 2026 to September 24, 2028. As of September 30, 2025, the interest rate in effect under the UK Revolving Credit Facility was 6.1%. All other material terms of the UK Revolving Credit Facility remain the same as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
SEPTEMBER 2025 OFFERING
On September 10, 2025, IMI completed a private offering of (in thousands):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
Euro Notes	€1,200,000	January 15, 2034	January 15 and July 15	September 10, 2028
(1)We may redeem the Euro Notes at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the Euro Notes at the redemption price or make-whole premium specified in the indenture governing the Euro Notes, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the Euro Notes at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
The Euro Notes were issued at par and have a contractual interest rate of 4.75%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions, of approximately 1,188.0 million Euros (or $1,390.7 million, based upon the exchange rate between the Euro and the United States dollar on September 10, 2025 (the settlement date for the Euro Notes)), were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility and will be used to repay the GBP Notes in the fourth quarter of 2025. As of September 30, 2025, we had 1,200.0 million Euros (or $1,408.4 million, based upon the exchange rate between the United States dollar and the Euro as of September 30, 2025) outstanding on the Euro Notes.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	46

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of September 30, 2025 are as follows:

	SEPTEMBER 30, 2025	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.0	Maximum allowable of 7.0
Fixed charge coverage ratio	2.5	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
As of September 30, 2025 and December 31, 2024, we have approximately $1,787.0 million and $1,482.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of September 30, 2025, our interest rate swap agreements have maturity dates ranging from October 2025 through May 2027.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	47

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of September 30, 2025, our cross-currency swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency swaps, by hedged currency, as of September 30, 2025 and December 31, 2024, are as follows (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187
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
INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	SEPTEMBER 30, 2025		DECEMBER 31, 2024
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$86,093	20%	$61,075	20%

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	48

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
As of September 30, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	49

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended September 30, 2025, nor did we repurchase any shares of our common stock during the three months ended September 30, 2025.
ITEM 5. OTHER INFORMATION
On September 8, 2025, Ms. Pamela Arway, a member of our board of directors, adopted a 10b5-1 trading plan to sell up to 100% of the net shares to be acquired upon vesting of her 2026 and 2027 annual equity awards between May 7, 2026 and May 26, 2027. Ms. Arway’s plan will terminate on the earlier of June 30, 2027 and the date that all trades under the plan are completed.
This arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
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
4.1
Senior Indenture, dated as of September 10, 2025, among the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee, relating to the 4.750% Senior Notes due 2034. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 10, 2025.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	51

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: November 5, 2025

IRON MOUNTAIN SEPTEMBER 30, 2025 FORM 10-Q	52