Form 10-K
period 2025-12-31
IRON MOUNTAIN INC
filed 2026-02-12
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $29.8 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant’s Common Stock at February 6, 2026: 295,835,206
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2025.

IRON MOUNTAIN INCORPORATED
2025 FORM 10-K ANNUAL REPORT

PART I	01	ITEM 1.	BUSINESS
	08	ITEM 1A.	RISK FACTORS
	20	ITEM 1B.	UNRESOLVED STAFF COMMENTS
	20	ITEM 1C.	CYBERSECURITY
	22	ITEM 2.	PROPERTIES
	25	ITEM 3.	LEGAL PROCEEDINGS
	25	ITEM 4.	MINE SAFETY DISCLOSURES

PART II	27	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	27	ITEM 6.	[RESERVED]
	27	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	53	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	54	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	54	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	55	ITEM 9A.	CONTROLS AND PROCEDURES
	57	ITEM 9B.	OTHER INFORMATION
	57	ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III	59	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	59	ITEM 11.	EXECUTIVE COMPENSATION
	59	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	59	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	59	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV	61	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	131	ITEM 16.	FORM 10-K SUMMARY

ii

References in this Annual Report on Form 10-K for the year ended December 31, 2025 (this "Annual Report") to "the Company", "Iron Mountain", "we", "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes", "expects", "anticipates", "estimates", "plans", "intends", "pursue", "commits", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, grow our businesses (including through joint ventures or other co-investment vehicles), incorporate alternative technologies (including artificial intelligence ("AI") ) into our business, achieve satisfactory returns on new product offerings, continue our revenue management, expand and manage our global operations, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and transition to more sustainable sources of energy;
•changes in customer preferences and demand for our storage and information management services, including as a result of the shift from paper and tape storage to alternative technologies that require less physical space or services activity;
•the costs of complying with and our ability to comply with laws, regulations and customer requirements, including those relating to data privacy and cybersecurity issues, as well as fire and safety and environmental standards, and regulatory and contractual requirements under government contracts;
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
•fluctuations in commodity prices;
•competition for customers;
•our ability to attract, develop, and retain key personnel;
•deficiencies in our disclosure controls and procedures or internal control over financial reporting;
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
We are listed on the New York Stock Exchange (the "NYSE") and are a constituent of the Standard & Poor’s 500 Index, the Morgan Stanley Capital International ("MSCI") REIT index and the FTSE EPRA Nareit Global Real Estate Index. As of December 31, 2025, we were number 567 on the Fortune 1000. We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
BUSINESS STRATEGY
OVERVIEW
Our strategy is to be the leading partner to our more than 240,000 customers by providing a broad range of end-to-end solutions leveraging our strong reputation for security and chain of custody, decades-long relationships built on trust, and global footprint and operational scale. With leadership positions in physical records management, digital solutions, data center, and asset lifecycle management, Iron Mountain serves as a key global partner for enterprises.
Our key strategic priorities are outlined below.

Records Management: Driving continued revenue growth in our physical storage Records Management business (as defined below)
•We are focused on driving volume growth, while also capitalizing on revenue management opportunities as we enhance the value we are providing customers through our expanded suite of global and integrated services.
•We are a leading global provider of physical records management services and will seek to enhance our position in higher-growth markets such as Central and Eastern Europe, Latin America, Asia, the Middle East and Africa.

Digital Solutions: Delivering differentiated digital solutions which give transformative results to our customers in terms of revenue, security and cost
•We are focused on supporting our customers' digital transformation needs as they navigate a complex regulatory environment and seek to gain access to their dark data. Our strategy is underpinned by our persistent focus on best-in-class customer experience as we continue to deliver innovative solutions, such as Insight Digital Experience Platform (“DXP”), to help our customers better leverage data and drive improved efficiency.
•We provide our digital solutions offering globally to customers across an array of market verticals.

Data Center: Supplying differentiated data center offerings through our global scale and customer trust
•We are focused on growing our data center operating portfolio by leasing unsold capacity to hyperscale customers across various global markets. We are also focused on completing construction and commencing data center leases entered into in prior periods.
•As of December 31, 2025, we operated 31 data centers across 21 global markets, either directly or through unconsolidated joint ventures. In addition, we had leased approximately 97% of the existing 488 megawatt ("MW") capacity of our data centers. With a total potential capacity of 1,340 MW in land and buildings currently owned or operated by us, we are among the largest global data center operators.

IRON MOUNTAIN 2025 FORM 10-K	1

Part I

ALM: Providing asset lifecycle management capabilities, which are both economic and environmentally sustainable
•We are a global ALM provider and are focused on broadening our customer base and increasing our penetration with existing customers through cross-selling initiatives, expanded capabilities and select tuck-in acquisitions.
•As of December 31, 2025, we operated 34 facilities across 8 global markets.

PROJECT MATTERHORN
In 2025, we completed our investments in Project Matterhorn, a global program designed to accelerate the growth of our business ("Project Matterhorn"), which we announced in September 2022. Project Matterhorn investments focused on transforming our operating model to a global operating model. Project Matterhorn enabled the development of a solution-based sales approach that allowed us to optimize our shared services and best practices to better serve our customers' needs. As part of this, we invested to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We incurred approximately $574.4 million in Restructuring and other transformation costs related to Project Matterhorn since its inception. Costs were comprised of (1) restructuring costs, which included (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which included professional fees such as project management costs and costs for third party consultants who assisted in the enablement of our growth initiatives. Total costs related to Project Matterhorn during the years ended December 31, 2025, 2024 and 2023 were approximately $195.9 million, $161.4 million, and $175.2 million, respectively.
BUSINESS SEGMENTS
The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2025, 2024 and 2023, are set forth in Note 10 to Notes to Consolidated Financial Statements included in this Annual Report.

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
Global Digital Solutions, develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information ("Global Digital Solutions"). In October 2025, we launched version 2.0 of DXP, which offers enhanced content management and smart document processing, an easy-to-use secure platform with workflow tools and AI agents, allowing customers to make faster and more insightful decisions as well as eliminate obsolete and duplicative data to save costs.
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

2	IRON MOUNTAIN 2025 FORM 10-K

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

IRON MOUNTAIN 2025 FORM 10-K	3

Part I

BUSINESS ATTRIBUTES
Our business has the following attributes:

Large, Global, Diversified Business
The world’s most heavily regulated organizations trust us with their information management, digital transformation, information security, data center and ALM needs. As an S&P 500 REIT with approximately 1,340 locations globally, our mission-critical solutions generated approximately $6.9 billion in annual revenue in 2025. Our business has a highly diverse customer base of more than 240,000 customers - with no single customer accounting for more than approximately 3% of revenue during the year ended December 31, 2025 - and operates in 61 countries globally. Approximately 5% of our customers currently buy from more than one of our business units, which presents a significant cross-sell opportunity for our expanding solutions, including digital, data center and ALM.

$6.9 billion
Annual revenue
240,000+
Customers
61
Countries

Strong Positions in Large and Growing Markets
We have strong global market positions in each of our businesses, including records management, data center, ALM, digital solutions and fine arts storage. The markets for our solutions are large and growing. We see continued opportunity for growth as our focus on providing innovative solutions unlocks greater value for our customers.

Synergistic Business Model
We operate a synergistic business model, where we leverage cross-selling opportunities against our end-to-end solutions across our 240,000 customers. Our reputation for security, longstanding relationships, and our proven track record of reliability and trust, along with our comprehensive solutions offering and global scale, enables our customers to partner with a single vendor to increase their operational efficiency.

Recurring, Durable Revenue Stream
A majority of our revenue is recurring in nature. Our contracted storage rental agreements in our Records Management business generally range from one to five years in length. As of December 31, 2025, we stored more than 740 million cubic feet of physical volume and we have consistently experienced strong customer retention levels. In our Global Data Center Business, our lease durations vary by customer, with a weighted average lease expiration of 10.3 years as of December 31, 2025.

Limited Revenue Cyclicality
Historically, economic downturns have not significantly affected our storage rental business. We anticipate continued growth in organic storage rental revenue, supported by the longevity of our total global physical volumes, successful revenue management initiatives and the expansion of our Global Data Center business.

Significant Owner and Operator of Real Estate
We operate over 98 million square feet of real estate worldwide. Our owned real estate footprint spans to over 24 million square feet. We will continue to seek ways to optimize the efficiency of our real estate portfolio.

4	IRON MOUNTAIN 2025 FORM 10-K

Part I

Large Data Center Platform with Differentiated Compliance and Security and Sustainability Focus
As of December 31, 2025, we had 488 MW of leasable capacity with an additional 852 MW under construction or held for development.

We offer comprehensive compliance support as well as physical security and cybersecurity. Our “Security-in-Depth” strategy integrates both technical and human security measures, with oversight from senior security leaders with military and public sector backgrounds. As of December 31, 2025, our data center portfolio has achieved numerous certifications and received third party assurance reports, making it one of the most comprehensive compliance programs in the industry. These certifications and reports on compliance include the global ISO 27001, ISO 22301, ISO 9001, SOC 2 and PCI-DSS standards, as well as HIPAA, NIST 800-53 and FISMA HIGH in the United States. The program also includes enterprise-wide certified ISO 14001 and 50001 environmental and energy management systems and complies with ISO 14064 for greenhouse gas emissions, supporting our commitment to sustainability.

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
HUMAN CAPITAL MANAGEMENT
EMPLOYEES
As of December 31, 2025, we employed approximately 11,700 employees in the United States and approximately 17,700 employees outside of the United States. As of December 31, 2025, approximately 400 employees were represented by unions in North America and approximately 1,100 employees were represented by unions in Latin America. All union employees are currently under renewed labor agreements or operating under an extension agreement.
BENEFIT PROGRAMS
We provide our employees with benefits that are designed to support their overall physical, financial, emotional and social well-being. These benefits vary by location but generally include health and welfare benefits, paid time off and programs to support financial security. Additionally, employees are able to access emotional well-being resources through global employee assistance programs and new global mental health training. Certain unionized employees receive benefits through unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, a significant portion of full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits or attainment of specific objectives for the unit in which they work.

IRON MOUNTAIN 2025 FORM 10-K	5

Part I

COMPANY CULTURE
We are committed to making a meaningful impact on our customers, our people and our business by cultivating a culture that is firmly grounded in our values: Acting with Integrity, Owning Safety and Security, Building Customer Value, Taking Ownership and Promoting Inclusion and Teamwork.
We foster an environment of learning, collaboration and wellbeing. Our culture encourages open communication and innovation while building trust, driving engagement and delivering exceptional performance. We evaluate this through our annual global employee engagement survey (the "IM Listening Survey") and use data driven insights to deepen our understanding of our global workforce. These insights collectively enable us to boost employee engagement, measure effectiveness and refine our approach for sustained success.
Led by our President and CEO, William Meaney, our Executive Leadership Team plays a pivotal role in advancing our culture and driving growth. The team reviews and supports key initiatives, monitors progress toward enterprise goals, ensures accountability through measurable targets and communicates achievements to stakeholders. They also actively review the results of our IM Listening Survey, aligning on enterprise-wide actions and focus areas that continue to reinforce our culture. Several members of our Executive Leadership Team are also active sponsors of our employee resource groups, acting as allies and champions of inclusivity and belonging across the enterprise, ensuring that our working environment is a place where all Mountaineers feel that they belong and can contribute at their best.
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

6	IRON MOUNTAIN 2025 FORM 10-K

Part I

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
SUSTAINABILITY
As a global leader in innovative solutions, data center infrastructure and asset lifecycle and information management services, we strive to take responsibility for a sustainable future by unlocking opportunities in our operations and beyond.
We have embedded sustainability across our organizational processes to optimize performance and meet stakeholder needs. Our collaborative approach enables customers to make better decisions about how they manage their most valuable information and assets, prioritizes our employee well-being and development, and supports our local communities.
We transparently report on our sustainability efforts and the advancement of our objectives by using widely adopted reporting frameworks such as the Global Reporting Initiative, CDP and EcoVadis. In addition, we continue to further align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures.
Our work continues to receive recognition. Our emissions reduction targets, which align with the Paris Climate Agreement aspiration to limit the global temperature increase to 1.5 degrees Celsius, have been validated by the Science Based Targets initiative ("SBTi"). Our ALM business received the ITAD Company of the Year award at the ITAD Summit in July 2025. This recognition reflects our continued commitment to delivering sustainable, secure and value-driven IT asset disposition solutions.
As of June 30, 2025, we are a constituent of multiple indexes that focus on corporate sustainability standards, including several MSCI All Country World Indexes (ACWI), such as the ACWI Low Carbon Target and World Low Carbon SRI Selection, ACWI Climate Paris Aligned, ACWI USA Extended ESG Leaders and ACWI KLD 400 Social Index. We have also been a constituent of the FTSE4Good Index for more than ten years. A copy of our sustainability report is available on the "Who we are" section of our website, www.ironmountain.com, under the heading "Sustainability". We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report.

STRONG ENVIRONMENTAL FOCUS
•Iron Mountain provides a Green Power Pass solution in the data center market to help customers manage their carbon footprint.
•Founding signatory of the UN Compact on 24/7 Carbon Free Energy. As of 2025, Iron Mountain has over 200 locations globally with the ability to track and match renewable energy usage on an hourly basis.
•91% of our global electricity use was covered by renewable sources in 2024.
•Iron Mountain has near and long-term science-based emissions reduction targets that have been validated by SBTi.
•Reduced Scope 1 and 2 greenhouse gas (GHG) emissions by 16% from 2022 to 2024.
•Achieved a landfill diversion rate of 82% in 2024, reducing waste to landfill and lowering emissions associated with waste processing.

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

IRON MOUNTAIN 2025 FORM 10-K	7

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
As stored records and tapes become less active, our service revenue growth and profits from related services may decline.
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

8	IRON MOUNTAIN 2025 FORM 10-K

Part I

Our customers continue to evolve the way they store records, which could impact our storage revenue.
We derive substantial revenues from rental fees for the storage of physical records and computer backup media and from storage related services. Volume in and demand for our traditional storage related services has evolved as our customers adopt alternative storage technologies or as retention requirements change, which may require significantly less space than traditional physical records and tape storage; however, volumes in our Global RIM Business segment were relatively steady in 2025 and we expect them to remain relatively consistent in the near term. We can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses. In addition, the digitization of records may shift our revenue mix from the more predictable storage revenue to service revenue, which is inherently more volatile.
We and our customers are subject to laws and governmental regulations, including laws relating to data privacy and cybersecurity, and our customers’ demands in this area are increasing. This may cause us to incur significant expenses and non-compliance with such regulations and demands could harm our business.
Our business is subject to regulation under a wide variety of laws and regulations in the jurisdictions which we operate. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties and increased costs of compliance.
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
Expansion into Global Digital Solutions and ALM services means that our data privacy and security risk profile is increasing. In particular, we are hosting increasing volumes of customer digital data, including sensitive and confidential data, and disposing of customer data-bearing devices. This may result in increased regulatory exposure, contractual liability and security expectations from customers. Finally, emerging AI technology, such as AI and generative AI systems, have become subject to regulation under new laws and new applications of prior existing laws which require additional resources and increase compliance risks as we integrate AI into our services.
Attacks on our internal IT systems could damage our reputation, cause us to lose revenues and adversely affect our business, financial condition and results of operations.
Our reputation for providing secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, and incur significant costs to do so, our IT and network infrastructure has in the past been and may in the future be vulnerable to cyberattacks and security incidents, including by state-sponsored organizations with significant financial and technological resources, breaches due to employee or contractor error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service and ransomware), which may involve a breach requiring us to notify regulators, clients or employees and enlist identity theft protection. Recent developments in the cybersecurity threat landscape include the use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Moreover, until we have migrated businesses we acquire onto our IT systems or ensured compliance with our information technology security standards, we have in the past and may in the future face additional risks because of the continued use of predecessor IT systems. We utilize remote work arrangements and outsource certain support services, including cloud storage systems and cloud computing services, to third parties, which has in the past and may in the future subject our IT and other sensitive information to additional risk. A successful breach of the security of our IT systems could lead to theft or misuse of our customers’ proprietary or confidential information or our employees’ personal information and result in third party claims against us, regulatory penalties and reputational harm. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.

IRON MOUNTAIN 2025 FORM 10-K	9

Part I

The development and use of AI in our business and operations presents risks and challenges that may adversely impact our business and operating results.

Our ability to attract and retain customers, particularly in our Global Digital Solutions business, depends on our ability to offer innovative products and services, including through developing or deploying emerging technologies such as AI. Some of our products, services and processes leverage AI, including both machine learning and generative AI, and we continue to make investments in initiatives focused on the further development and deployment of these technologies. However, there is no assurance that our use or development of AI will enhance our products or services or their marketability, improve operating results, or deliver anticipated benefits, and our product development initiatives involving AI may be unsuccessful. While implementation of these technologies offers the potential for innovation and competitive differentiation, it also poses significant risks and uncertainties, especially given its early stage of commercial adoption.

The use of AI in our product initiatives and offerings or services, or in our internal business operations, may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, misappropriation or leakage of proprietary, confidential and personal information, defamation, data privacy, and cybersecurity. Any error, defect, or vulnerability in our AI-powered products or business processes could undermine the quality of our products and services, adversely impact our clients’ businesses, subject us or our clients to regulatory scrutiny, fines or litigation and cause reputational harm. We are exposed to similar risks in connection with the use of AI technology by our third-party vendors and clients.

These technologies are subject to an evolving and fragmented legal and regulatory landscape. The absence of a unified regulatory framework, and the risk of divergent or conflicting regulations across jurisdictions applicable to our business, could increase the complexity and costs of compliance for us and our clients. New or changing legal requirements may limit or restrict our use of AI, impose burdensome obligations, or require us to modify or discontinue certain offerings. Any of these factors, alone or in combination, could adversely affect our business, reputation, or results of operations.
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
•retaining key customers;
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

10	IRON MOUNTAIN 2025 FORM 10-K

Part I

Our customer contracts do not always limit our liability and sometimes contain terms that could subject us to significant liability or lead to disputes in contract interpretation.
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
As of December 31, 2025, we operated in 61 countries. The global nature of our business and our growth strategy, which includes continued acquisitions and investments in countries where we do not currently operate or have limited operations, is subject to numerous risks, including:
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
•political uncertainties and changes in the global political climate or other global events, such as war or other military conflict, tariffs or trade restrictions, trade wars, global pandemics or supply chain challenges, which may create additional risk in relation to our global operations, which may become more pronounced as we consolidate operations across countries and need to move data across borders;
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
If we fail to transition to more sustainable sources of energy, it may negatively impact our ability to attract and retain certain of our customers, employees and investors. Furthermore, changes to environmental laws and standards may increase the cost to operate some of our businesses. This could impact our results of operations, our competitiveness and the trading value of our stock.
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

IRON MOUNTAIN 2025 FORM 10-K	11

Part I

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

12	IRON MOUNTAIN 2025 FORM 10-K

Part I

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
We continue to experience rising construction costs which reflect the increase in cost of labor and raw materials, as well as supply chain and logistical challenges. Unexpected disruptions to our supply chain, continued inflationary pressures or high interest rates, tariffs, delays in construction, limited financing availability, constrained supplies of new power, or changes in customer requirements could significantly affect the cost or timing of our planned expansion projects, have consequences under our project financing and partnership agreements, and interfere with our ability to meet commitments to customers who have contracted for space in new data centers under construction.
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
A significant portion of the revenue from our ALM business is derived from a limited number of clients and tied to cyclical projects involving the decommissioning and destruction of IT assets and the disposition of components of such assets to purchasers in concentrated geographies. Though we generally enter into long-term contracts with such clients, the volume of work we perform for specific clients may vary over the life of each contract due to various factors including changes in client behavior or macroeconomic conditions impacting the availability of new IT assets in the marketplace. There can be no assurance that we will be able to retain our current volumes, existing clients or that, if we were to lose one or more of our significant clients, we would be able to replace such clients with clients that generate a comparable amount of revenue. Further, many of the purchasers of the decommissioned IT asset components are geographically concentrated, particularly in China. If governments enact trade policies or environmental regulations that restrict or increase the cost of exporting IT assets into China or the other markets in which we sell decommissioned IT asset components or recyclable materials, or increase the enforcement of such policies, then the revenue from the sale of these assets may be negatively impacted. Additionally, uncertain macroeconomic conditions, particularly within China, may reduce our purchasers’ demand for the IT asset components that we sell, thereby reducing our revenues and earnings.
Failure to comply with certain regulatory and contractual requirements under our government contracts could adversely affect our revenues, operating results and financial position and reputation.
Having the government entities as customers subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, price reductions, up to treble damages, and civil penalties. Noncompliance with certain regulatory and contractual requirements could also result in us being suspended or debarred from future contracting with such government entities. We may also face private derivative securities claims because of adverse government actions. Any of these outcomes could have a material adverse effect on our revenues, operating results, financial position and reputation.

IRON MOUNTAIN 2025 FORM 10-K	13

Part I

We may be subject to certain costs and potential liabilities associated with the real estate required for our business.
As of December 31, 2025, we operated approximately 1,340 facilities worldwide, including approximately 530 in the United States, and face special risks attributable to the real estate we own or lease, which could have a material adverse effect on our revenues, operating results and financial position. Such risks include:
•acquisition and occupancy costs that make it difficult to meet anticipated margins and difficulty locating suitable facilities due to a relatively small number of available buildings having the desired characteristics in some real estate markets;
•increases in rent expense and property taxes as a result of the increasing demand for industrial real estate;
•uninsured losses or damage to our facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as fires, severe weather events, earthquakes and other natural disasters, or any coverage for certain losses, such as losses from riots or terrorist activities;
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
Unexpected events, including fires or explosions at our facilities, war or other military conflict, terrorist activities, natural disasters such as earthquakes and wildfires, unplanned power outages, supply disruptions, failure of equipment or systems, and severe weather events, such as droughts, heat waves, wind events, hurricanes, and flooding, could adversely affect our reputation and results of operations through physical damage to our facilities, equipment and customers' inventory and through physical damage to, or disruption of, local infrastructure. During the past several years, we have seen an increase in the frequency and intensity of severe weather events and we expect this trend to continue due to climate change. Some of our key facilities worldwide are vulnerable to severe weather events, and global weather pattern changes may also pose long-term risks of physical impacts to our business. Our customers rely on us to securely store and timely retrieve their critical information, and, while we maintain disaster recovery and business continuity plans that would be implemented in these situations, these unexpected events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the closure of one or more key operating facilities or the disruption of information systems, each of which could negatively impact our reputation and results of operations. In addition, these unexpected events could negatively impact our reputation if such events result in adverse publicity, governmental investigations or litigation or if customers do not otherwise perceive our response to be adequate.
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

14	IRON MOUNTAIN 2025 FORM 10-K

Part I

RISKS RELATED TO OUR INDEBTEDNESS
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.
As of December 31, 2025, our total long-term debt was approximately $16,544.5 million, stockholders' deficit was approximately $981.0 million and we had cash and cash equivalents of approximately $158.5 million. Our indebtedness could have important consequences to our current and potential investors. These risks include:
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

IRON MOUNTAIN 2025 FORM 10-K	15

Part I

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

16	IRON MOUNTAIN 2025 FORM 10-K

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
Our operations include an extensive use of TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (i) the fair market value of our securities in our TRSs to exceed 25% of the fair market value of our assets or (ii) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our operations are conducted overseas, and a material change in foreign currency rates could also affect the value of our foreign holdings in our TRSs, negatively impacting our ability to remain qualified for taxation as a REIT.

IRON MOUNTAIN 2025 FORM 10-K	17

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
Dividends payable by United States corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced United States federal income tax rates applicable to "qualified dividends". Distributions paid by REITs generally are not treated as "qualified dividends" under the Code, and the reduced rates applicable to such dividends do not generally apply. However, REIT dividends paid to noncorporate stockholders that meet specified holding period requirements are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate "qualified" dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.

18	IRON MOUNTAIN 2025 FORM 10-K

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

IRON MOUNTAIN 2025 FORM 10-K	19

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
We maintain a robust information security program that is designed to protect our information and the information of our customers. Our information security program is based on a recognized cybersecurity framework established by the National Institute of Standards and Technology ("NIST") and establishes controls to mitigate critical areas of cybersecurity risk. Our information security program has adopted all elements of the NIST cybersecurity framework, including the six functions of identify, protect, detect, respond, recover and governance. We use the NIST framework as a guide to ensure our information security program is designed to manage cybersecurity risks relevant to our business. Among other things, the cybersecurity controls in our information security program address information access rights, incident monitoring response processes, information technology system configuration, network security, security architecture planning, mobile device security and compliance with information security policy requirements and protocols. These cybersecurity controls are designed to oversee, identify and mitigate risks from cybersecurity threats, including those arising from our use of third-party service providers. Our cybersecurity controls are evaluated regularly by our internal information security team, and we engage a third party examiner to assess the maturity of our information security program against the NIST cybersecurity framework no less frequently than bi-annually. Additionally, our information security program is assessed periodically by a federal regulator in the United States as part of its routine audit of the Company. In addition to our internal assessments, we also assess our third-party service providers on a regular basis using a risk-based approach that assigns a risk calculation to each such service provider. The results of our assessments are tracked and evaluated to ensure these third parties comply with our cybersecurity standards. We require all employees to undertake data protection and cybersecurity training and compliance programs annually.
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

20	IRON MOUNTAIN 2025 FORM 10-K

Part I

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

IRON MOUNTAIN 2025 FORM 10-K	21

Part I

ITEM 2. PROPERTIES.
As of December 31, 2025, we conducted operations through 1,111 leased facilities and 232 owned facilities. Our facilities are divided among our reportable segments and Corporate and Other as follows: Global RIM Business (1,214), Global Data Center Business (36) and Corporate and Other (93). These facilities contain a total of approximately 98.6 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
North America
United States (Including Puerto Rico)
Alabama	3	293,193	—	—	3	293,193
Arizona	6	325,013	7	1,422,903	13	1,747,916
Arkansas	2	63,604	—	—	2	63,604
California	72	7,217,776	9	942,356	81	8,160,132
Colorado	5	274,461	4	484,490	9	758,951
Connecticut	3	208,253	3	527,666	6	735,919
Delaware	2	173,119	2	162,721	4	335,840
District of Columbia	1	1,670	—	—	1	1,670
Florida	33	2,768,902	1	119,374	34	2,888,276
Georgia	14	1,237,981	2	129,611	16	1,367,592
Idaho	1	45,000	—	—	1	45,000
Illinois	13	1,377,218	6	1,281,947	19	2,659,165
Indiana	3	269,586	—	—	3	269,586
Iowa	1	100,000	1	14,200	2	114,200
Kansas	3	479,786	—	—	3	479,786
Kentucky	—	—	4	418,760	4	418,760
Louisiana	4	388,475	—	—	4	388,475
Maine	—	—	1	95,000	1	95,000
Maryland	18	1,876,017	1	19,001	19	1,895,018
Massachusetts	9	498,633	5	862,350	14	1,360,983
Michigan	11	845,398	1	39,502	12	884,900
Minnesota	10	810,337	—	—	10	810,337
Mississippi	2	171,000	—	—	2	171,000
Missouri	11	1,292,639	1	25,120	12	1,317,759
Montana	3	38,548	—	—	3	38,548
Nebraska	1	34,560	2	266,733	3	301,293
Nevada	7	203,108	1	107,041	8	310,149
New Hampshire	1	2,188	1	146,467	2	148,655
New Jersey	23	3,149,689	8	2,476,635	31	5,626,324
New Mexico	2	114,473	—	—	2	114,473
New York	16	986,344	10	970,800	26	1,957,144
North Carolina	20	1,031,820	1	97,000	21	1,128,820
Ohio	10	1,138,809	3	242,087	13	1,380,896
Oklahoma	4	196,044	—	—	4	196,044
Oregon	10	403,586	—	—	10	403,586
Pennsylvania	15	2,215,675	3	2,062,761	18	4,278,436
Puerto Rico	4	223,089	1	54,352	5	277,441
Rhode Island	1	94,968	—	—	1	94,968
South Carolina	4	168,636	2	214,238	6	382,874
Tennessee	4	253,143	4	63,909	8	317,052
Texas	35	2,587,318	19	1,838,880	54	4,426,198
Utah	2	78,148	1	90,553	3	168,701
Vermont	1	35,200	—	—	1	35,200
Virginia	14	1,192,151	10	1,659,782	24	2,851,933
Washington	8	729,135	3	124,815	11	853,950
West Virginia	1	67,847	—	—	1	67,847
Wisconsin	4	325,520	—	—	4	325,520
Total United States	417	35,988,060	117	16,961,054	534	52,949,114
Canada	34	2,462,760	14	1,652,793	48	4,115,553
Total North America	451	38,450,820	131	18,613,847	582	57,064,667

22	IRON MOUNTAIN 2025 FORM 10-K

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International
Argentina	2	134,753	4	298,864	6	433,617
Australia	46	2,765,054	1	13,885	47	2,778,939
Austria	2	4,397	1	58,771	3	63,168
Bahrain	2	33,659	—	—	2	33,659
Belgium	3	190,740	—	—	3	190,740
Brazil	38	2,593,515	6	291,280	44	2,884,795
Bulgaria	1	68,889	—	—	1	68,889
Chile	1	3,423	18	715,894	19	719,317
China Mainland (including China - Hong Kong S.A.R., China-Taiwan and China-Macau S.A.R.)	49	1,975,607	—	—	49	1,975,607
Colombia	18	807,344	—	—	18	807,344
Croatia	2	57,953	1	36,447	3	94,400
Cyprus	4	80,278	2	46,246	6	126,524
Czech Republic	6	136,605	—	—	6	136,605
Denmark	3	161,361	—	—	3	161,361
Egypt	4	215,763	1	163,611	5	379,374
England	62	6,011,592	17	552,986	79	6,564,578
Estonia	1	38,861	—	—	1	38,861
Eswatini	3	6,997	—	—	3	6,997
Finland	3	95,896	—	—	3	95,896
France	27	2,286,657	12	936,486	39	3,223,143
Germany	16	849,001	3	308,504	19	1,157,505
Greece	7	534,927	—	—	7	534,927
Hungary	6	326,037	—	—	6	326,037
India	119	5,212,410	5	265,364	124	5,477,774
Indonesia	19	541,147	2	58,965	21	600,112
Ireland	5	382,059	5	178,558	10	560,617
Jordan	1	107,639	—	—	1	107,639
Kuwait	2	11,626	—	—	2	11,626
Latvia	2	37,868	—	—	2	37,868
Lesotho	1	3,617	—	—	1	3,617
Lithuania	3	85,572	—	—	3	85,572
Malaysia	10	495,755	—	—	10	495,755
Mexico	8	460,519	8	585,885	16	1,046,404
Morocco	7	662,185	—	—	7	662,185
The Netherlands	4	412,225	—	—	4	412,225
New Zealand	6	388,888	—	—	6	388,888
Northern Ireland	2	55,310	—	—	2	55,310
Norway	4	155,323	—	—	4	155,323
Oman	2	71,059	—	—	2	71,059
Peru	2	47,265	3	321,942	5	369,207
Philippines	12	509,853	—	—	12	509,853
Poland	18	775,708	—	—	18	775,708
Qatar	1	31,409	—	—	1	31,409
Romania	8	504,525	—	—	8	504,525
Saudi Arabia	7	410,590	—	—	7	410,590
Scotland	2	86,386	3	324,751	5	411,137
Serbia	2	153,901	—	—	2	153,901
Singapore	9	602,152	2	186,956	11	789,108
Slovakia	5	172,769	—	—	5	172,769
South Africa	13	442,713	—	—	13	442,713
South Korea	6	233,897	—	—	6	233,897
Spain	20	513,183	4	171,407	24	684,590
Sweden	7	327,213	—	—	7	327,213
Switzerland	11	287,453	—	—	11	287,453
Thailand	8	310,162	2	105,487	10	415,649

IRON MOUNTAIN 2025 FORM 10-K	23

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International (continued)
Turkey	10	694,437	—	—	10	694,437
Ukraine	9	185,648	—	—	9	185,648
United Arab Emirates	7	695,118	1	434,442	8	1,129,560
Vietnam	2	54,829	—	—	2	54,829
Total International	660	35,501,722	101	6,056,731	761	41,558,453
Total	1,111	73,952,542	232	24,670,578	1,343	98,623,120
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
Our total building utilization and total racking utilization as of December 31, 2025 in Records Management and Data Management are as follows:

RECORDS MANAGEMENT(1)		DATA MANAGEMENT
BUILDING UTILIZATION	RACKING UTILIZATION	BUILDING UTILIZATION	RACKING UTILIZATION
81%	88%	38%	62%
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
The following table sets forth a summary of the lease expirations for leases in place related to our Global Data Center Business, for which we are the lessor, as of December 31, 2025. The information set forth in the table assumes that tenants will exercise any early termination rights that do not have significant penalties and will not exercise any renewal options.

YEAR	NUMBER OF LEASES EXPIRING	TOTAL MEGAWATTS EXPIRING	PERCENTAGE OF TOTAL MEGAWATTS EXPIRING	ANNUALIZED TOTAL CONTRACT RENT EXPIRING (IN THOUSANDS)	PERCENTAGE OF TOTAL CONTRACT VALUE ANNUALIZED RENT
2026	949	27.9	4.8%	$86,202	8.9%
2027	272	19.2	3.3%	69,646	7.2%
2028	280	45.2	7.7%	107,023	11.1%
2029	86	30.6	5.2%	46,107	4.8%
2030	77	63.1	10.8%	86,172	8.9%
2031	14	10.1	1.7%	22,974	2.4%
2032	8	17.3	3.0%	27,718	2.9%
Thereafter	32	372.9	63.5%	519,337	53.8%
Total	1,718	586.3	100.0%	$965,179	100.0%

24	IRON MOUNTAIN 2025 FORM 10-K

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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

IRON MOUNTAIN 2025 FORM 10-K	25

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NYSE under the symbol "IRM". The closing price of our common stock on the NYSE on February 6, 2026 was $95.78. As of February 6, 2026, there were 2,840 holders of record of our common stock. See Note 8 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended December 31, 2025, nor did we repurchase any shares of our common stock during the three months ended December 31, 2025.
ITEM 6. [RESERVED.]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.
This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page iii of this Annual Report and "Item 1A. Risk Factors" beginning on page 8 of this Annual Report.

IRON MOUNTAIN 2025 FORM 10-K	27

Part II

OVERVIEW
PROJECT MATTERHORN
In 2025, we completed our investments in Project Matterhorn, a global program designed to accelerate the growth of our business, which we announced in September 2022. Project Matterhorn investments focused on transforming our operating model to a global operating model. Project Matterhorn enabled the development of a solution-based sales approach that allowed us to optimize our shared services and best practices to better serve our customers' needs. As part of this, we invested to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We incurred approximately $574.4 million in Restructuring and other transformation costs related to Project Matterhorn since its inception. During the years ended December 31, 2025 and 2024, we incurred approximately $195.9 million and $161.4 million, respectively, in Restructuring and other transformation costs related to Project Matterhorn. Costs were comprised of (1) restructuring costs, which included (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which included professional fees such as project management costs and costs for third party consultants who assisted in the enablement of our growth initiatives.
GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•Our organic storage rental revenue growth is primarily driven by revenue management in our Global RIM Business segment, where we expect volume to be relatively stable in the near term, as well as by growth in our Global Data Center Business segment, primarily driven by lease commencements.
•Our organic service revenue growth is primarily driven by new and existing digital offerings, traditional records management services and services in our asset lifecycle management ("ALM") business, all of which we expect to grow in the near term and benefit our organic service revenue growth in 2026.
•We expect continued total revenue and Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") growth in 2026 as a result of our focus on new product and service offerings, cross-selling opportunities, innovation, customer solutions and market expansion in line with our growth strategies.
Our revenues consist of storage rental revenues and service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and of revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; (3) the decommissioning, data erasure, processing and disposition, and recycling or sale of IT hardware and component assets; and (4) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, consulting services and the sale of software as a service, including our Digital Experience Platform.
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

28	IRON MOUNTAIN 2025 FORM 10-K

Part II

Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the year ended December 31, 2025 consists of the following:

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

Our depreciation charges result primarily from depreciation related to storage systems, which include buildings, building and leasehold improvements, data center infrastructure, racking structures and computer systems hardware and software. Our amortization charges relate primarily to customer and supplier relationship intangible assets, Contract Costs (as defined below in Critical Accounting Estimates) and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.
Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2024 results at the 2025 average exchange rates. Constant currency growth rates are a non-GAAP measure.

IRON MOUNTAIN 2025 FORM 10-K	29

Part II

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE (WEAKENING) / STRENGTHENING OF FOREIGN CURRENCY
	2025	2024	2025	2024
Australian dollar	2.7%	2.6%	$0.645	$0.660	(2.3)%
British pound sterling	6.8%	6.9%	$1.318	$1.278	3.1%
Canadian dollar	4.4%	4.9%	$0.716	$0.730	(1.9)%
Euro	6.8%	6.8%	$1.130	$1.082	4.4%
The percentage of United States dollar-reported revenues for all other foreign currencies was 13.0% and 13.6% for the years ended December 31, 2025 and 2024, respectively.

30	IRON MOUNTAIN 2025 FORM 10-K

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net Income (Loss)	$152,254	$183,666
Add/(Deduct):
Interest expense, net	829,335	721,559
Provision (benefit) for income taxes	58,934	60,872
Depreciation and amortization	1,024,435	900,905
Acquisition and Integration Costs(1)	19,545	35,842
Restructuring and other transformation	195,912	161,359
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	24,641	6,196
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(2)	118,473	39,159
Stock-based compensation expense	140,280	118,138
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	10,141	8,684
Adjusted EBITDA	$2,573,950	$2,236,380
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

IRON MOUNTAIN 2025 FORM 10-K	31

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	YEAR ENDED DECEMBER 31,
	2025	2024
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.49	$0.61
Add/(Deduct):
Acquisition and Integration Costs	0.07	0.12
Restructuring and other transformation	0.66	0.54
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.08	0.02
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.40	0.13
Stock-based compensation expense	0.47	0.40
Non-cash amortization related to derivative instruments(1)	0.06	0.06
Tax impact of reconciling items and discrete tax items(2)	(0.12)	(0.12)
Income (Loss) Attributable to Noncontrolling Interests	0.03	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(3)	$2.12	$1.77
(1)Relates to the amortization of the excluded component of our cross-currency swap agreements, which is recognized on a straight-line basis as a component of Interest expense, net in our Consolidated Statements of Operations.
(2)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the years ended December 31, 2025 and 2024 are primarily due to (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but have an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2025 and 2024 was 13.1% and 15.6%, respectively.
(3)Columns may not foot due to rounding.

32	IRON MOUNTAIN 2025 FORM 10-K

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
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net Income (Loss)	$152,254	$183,666
Add/(Deduct):
Real estate depreciation(1)	421,561	367,362
(Gain) loss on sale of real estate, net of tax(2)	(3,299)	(6,698)
Data center lease-based intangible assets amortization(3)	7,395	22,304
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	6,264	4,830
FFO (Nareit)	584,175	571,464
Add/(Deduct):
Acquisition and Integration Costs	19,545	35,842
Restructuring and other transformation	195,912	161,359
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	27,759	14,025
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	118,473	39,159
Stock-based compensation expense	140,280	118,138
Non-cash amortization related to derivative instruments	16,705	16,705
Real estate financing lease depreciation	13,124	13,135
Tax impact of reconciling items and discrete tax items(4)	(35,757)	(37,248)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(296)	(17)
FFO (Normalized)	$1,079,920	$932,562
(1)Includes depreciation expense related to owned real estate assets (land improvements, buildings, building and leasehold improvements, data center infrastructure and racking structures), excluding depreciation related to real estate financing leases.
(2)Tax (benefit) expense associated with the gain on sale of real estate for the years ended December 31, 2025 and 2024 was approximately $(0.2) million and $1.1 million, respectively.
(3)Includes amortization expense for Data Center In-Place Leases and Data Center Tenant Relationships as defined in Note 2.m. to Notes to Consolidated Financial Statements included in this Annual Report.
(4)Represents the tax impact of (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but has an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $2.0 million and $(6.2) million for the years ended December 31, 2025 and 2024, respectively.

IRON MOUNTAIN 2025 FORM 10-K	33

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
REVENUE RECOGNITION
Revenue is recognized when or as control of promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 2.s. to Notes to Consolidated Financial Statements included in this Annual Report for additional details on our revenue recognition policies. The majority of our revenue is recognized in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the application of which requires that we make significant judgments related to performance obligations and the transfer of control to the customer. Storage revenue for our Global Data Center Business is recognized in accordance with ASC Topic 842, Leases.
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
Certain costs to fulfill or obtain customer contracts and certain initial direct costs of obtaining leases, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, are collectively referred to as "Contract Costs". Contract Costs are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations, generally over a three year term, which we have determined is consistent with the transfer of the underlying performance obligations to which the assets relate or the lease term. Different determinations on term length would result in differences in the amount and timing of amortization expense recognized.
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

34	IRON MOUNTAIN 2025 FORM 10-K

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
The fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in this Annual Report) was initially established utilizing a Monte-Carlo simulation model and takes into account our forecasted projections as it relates to the underlying performance of the business. The Monte-Carlo simulation model incorporates assumptions as to expected revenue over the achievement period, including adjustments for volatility and timing, as well as discount rates that account for the risk of the arrangement and overall market risks.
Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. There were no material acquisitions in 2025.
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
We did not record impairment charges for any of our long-lived assets or finite-lived intangibles during the years ended December 31, 2025 and 2024.

IRON MOUNTAIN 2025 FORM 10-K	35

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
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2025 and 2024. We concluded that as of October 1, 2025 and 2024, goodwill was not impaired.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2025 were as follows:

•North American Records and Information Management reporting unit ("North America RIM")
•Europe Records and Information Management reporting unit ("Europe RIM")
•Latin America Records and Information Management reporting unit ("Latin America RIM")
•Asia, Australia and New Zealand Records and Information Management reporting unit ("APAC RIM") •Media and Archive Services •Global Data Center •Fine Arts •ALM

See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.
Based on our goodwill impairment analysis as of October 1, 2025, all of our reporting units had estimated fair values exceeding their carrying values. The ALM reporting unit represented approximately $780.3 million, or 14.8%, of our consolidated goodwill balance at December 31, 2025, and its fair value is sensitive to changes in our assumptions. The following is a summary of the ALM reporting unit including the goodwill balance (in thousands), the percentage by which the fair value of the reporting unit exceeded its carrying value and certain key assumptions used by us in determining the fair value of the reporting unit as of October 1, 2025:

REPORTING UNIT	GOODWILL BALANCE AT OCTOBER 1, 2025	PERCENTAGE BY WHICH THE FAIR VALUE OF THE REPORTING UNIT EXCEEDED THE REPORTING UNIT CARRYING VALUE AS OF OCTOBER 1, 2025	KEY ASSUMPTIONS IN THE FAIR VALUE OF REPORTING UNIT MEASUREMENT AS OF OCTOBER 1, 2025
			DISCOUNT RATE	AVERAGE ANNUAL ADJUSTED EBITDA MARGIN USED IN DISCOUNTED CASH FLOW	AVERAGE ANNUAL CAPITAL EXPENDITURES AS PERCENTAGE OF REVENUE(1)	TERMINAL GROWTH RATE(2)
ALM	$781,128	93.7%	15.0%	18.6%	1.7%	3.5%
(1)For purposes of our goodwill impairment analysis, the term "capital expenditures" includes both growth investment and recurring capital expenditures.
(2)Terminal growth rates are applied after year 10 of our discounted cash flow analysis.
The following includes supplemental information to the table above for the ALM reporting unit where the estimated fair value exceeded its carrying value by approximately 93.7% as of October 1, 2025. The fair value of our ALM reporting unit was determined using a Discounted Cash Flow Model approach. We do not use a Market Approach when determining the fair value of our ALM reporting unit given a lack of directly comparable publicly traded guideline companies to ALM. The success of these businesses and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) market pricing trends of IT hardware and component assets.
ALM
Our ALM business provides hyperscale and corporate IT infrastructure managers with services and solutions that enable the decommissioning, data erasure, processing and disposition, and recycling or sale of IT hardware and component assets. ALM services are enabled by: (i) secure logistics, chain of custody and complete asset traceability practices; (ii) environmentally-responsible asset processing and recycling; and (iii) data sanitization and asset refurbishment services that enable value recovery through asset remarketing. The assumptions we used in determining fair value reflect the ongoing and anticipated expansion of these services, the maintenance and further development of the supplier relationships required to expand this business and meet customer demand and decommissioning schedules of our supplier's IT hardware and component assets, as well as demand for such assets at that time. The assumptions used also reflect market pricing for IT hardware and component assets that is consistent with the normalized pricing we observed in the current year.

36	IRON MOUNTAIN 2025 FORM 10-K

Part II

KEY ASSUMPTIONS FOR ALL REPORTING UNITS
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
Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2025.
We noted that, based on the estimated fair value of our reporting units determined as of October 1, 2025:
•a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of our reporting units as of October 1, 2025 by a range of approximately 9.4% to 10.6% but would not, however, have resulted in the carrying value of any of our reporting units exceeding their estimated fair value; and
•a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of our reporting units as of October 1, 2025 by a range of approximately 3.3% to 10.9% but would not, however, have resulted in the carrying value of any of our reporting units exceeding their estimated fair value.
At December 31, 2025, no factors were identified that would alter the conclusions of our October 1, 2025 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.
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
At December 31, 2025, we have federal net operating loss carryforwards of $116.2 million and disallowed interest expense carryforwards of $185.9 million, both of which can be carried forward indefinitely, and of which $109.9 million and $64.6 million, respectively, are expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $146.3 million and foreign disallowed interest expense carryforwards of $46.6 million, with various expiration dates (and in some cases no expiration date), subject to valuation allowances of approximately 77.5% and 26.8%, respectively. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
We provide for foreign withholding taxes on the undistributed earnings of our foreign TRSs because it is not our intention to reinvest the undistributed earnings of our foreign TRSs indefinitely outside the United States. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax.

IRON MOUNTAIN 2025 FORM 10-K	37

Part II

RESULTS OF OPERATIONS
The following information summarizes our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of our results for the year ended December 31, 2024 compared to the year ended December 31, 2023, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on February 14, 2025.
COMPARISON OF YEAR ENDED DECEMBER 31, 2025 TO YEAR ENDED DECEMBER 31, 2024
(IN THOUSANDS):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Revenues	$6,901,737	$6,149,909	$751,828	12.2%
Operating Expenses	5,737,915	5,140,390	597,525	11.6%
Operating Income	1,163,822	1,009,519	154,303	15.3%
Other Expenses, Net	1,011,568	825,853	185,715	22.5%
Net Income (Loss)	152,254	183,666	(31,412)	(17.1)%
Net Income (Loss) Attributable to Noncontrolling Interests	7,663	3,510	4,153	118.3%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$144,591	$180,156	$(35,565)	(19.7)%
Adjusted EBITDA(1)	$2,573,950	$2,236,380	$337,570	15.1%
Adjusted EBITDA Margin(1)	37.3%	36.4%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

38	IRON MOUNTAIN 2025 FORM 10-K

Part II

REVENUES
Total revenues consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$4,052,510	$3,682,259	$370,251	10.1%	9.7%	0.1%	9.6%
Service	2,849,227	2,467,650	381,577	15.5%	15.1%	3.9%	11.2%
Total Revenues	$6,901,737	$6,149,909	$751,828	12.2%	11.9%	1.7%	10.2%
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
TOTAL REVENUES
For the year ended December 31, 2025, the increase in reported revenue was primarily driven by reported storage rental revenue growth and reported service revenue growth.
STORAGE RENTAL REVENUE AND SERVICE REVENUE
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 include the following:

STORAGE RENTAL REVENUE	•organic storage rental revenue growth driven by revenue management in our Global RIM Business segment and lease commencements and improved pricing in our Global Data Center Business segment.

SERVICE REVENUE
•organic service revenue growth driven by increases in Global Digital Solutions and traditional service activity levels in our Global RIM Business segment and growth from new and existing customers in our ALM business; and
•an increase of $87.5 million due to acquisitions in our ALM business.

IRON MOUNTAIN 2025 FORM 10-K	39

Part II

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2025	2024
Labor	$1,176,560	$1,052,568	$123,992	11.8%	11.2%	17.0%	17.1%	(0.1)%
Facilities	1,193,214	1,114,316	78,898	7.1%	6.5%	17.3%	18.1%	(0.8)%
Transportation	173,809	179,166	(5,357)	(3.0)%	(3.4)%	2.5%	2.9%	(0.4)%
Product Cost of Sales and Other	535,897	350,499	185,398	52.9%	52.4%	7.8%	5.7%	2.1%
Total Cost of sales	$3,079,480	$2,696,549	$382,931	14.2%	13.6%	44.6%	43.8%	0.8%
Primary factors influencing the change in reported Cost of sales for the year ended December 31, 2025 compared to the year ended December 31, 2024 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business segment and ALM business, including the impact of recent acquisitions;
•an increase in facilities expenses, primarily driven by higher real estate taxes in our Global Data Center Business segment, and increases in utilities and rent expense; and
•an increase in product cost of sales and other in our ALM business in line with product sales increases from new and existing customers.

40	IRON MOUNTAIN 2025 FORM 10-K

Part II

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
			DOLLAR CHANGE
	2025	2024		ACTUAL	CONSTANT CURRENCY	2025	2024
General, Administrative and Other	$1,015,578	$977,345	$38,233	3.9%	3.9%	14.7%	15.9%	(1.2)%
Sales, Marketing and Account Management	378,324	362,194	16,130	4.5%	3.9%	5.5%	5.9%	(0.4)%
Total Selling, general and administrative expenses	$1,393,902	$1,339,539	$54,363	4.1%	3.9%	20.2%	21.8%	(1.6)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense; and
•an increase in sales, marketing and account management expenses, primarily driven by higher compensation expense, and increased marketing costs.
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
Depreciation expense increased $101.6 million, or 16.1%, on a reported dollar basis for the year ended December 31, 2025 compared to the year ended December 31, 2024. See Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $21.9 million, or 8.1%, on a reported dollar basis for the year ended December 31, 2025 compared to the year ended December 31, 2024.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the years ended December 31, 2025 and 2024 were approximately $19.5 million and $35.8 million, respectively.
RESTRUCTURING AND OTHER TRANSFORMATION
Restructuring and other transformation costs for the years ended December 31, 2025 and 2024 were approximately $195.9 million and $161.4 million, respectively, and related to operating expenses associated with the implementation of Project Matterhorn.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND
EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the years ended December 31, 2025 and 2024 was approximately $24.6 million and $6.2 million, respectively.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased $107.8 million to $829.3 million in the year ended December 31, 2025 from $721.6 million in the year ended December 31, 2024. The increase is primarily due to higher average debt outstanding during the year ended December 31, 2025 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.6% and 5.7% at December 31, 2025 and 2024, respectively. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.

IRON MOUNTAIN 2025 FORM 10-K	41

Part II

OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE
DESCRIPTION	2025	2024
Foreign currency transaction losses (gains), net(1)	$105,644	$(39,064)	$144,708
Debt extinguishment expense	—	5,678	(5,678)
Other, net	17,655	76,808	(59,153)
Other expense (income), net	$123,299	$43,422	$79,877
(1)We recorded net foreign currency transaction losses of $105.6 million in the year ended December 31, 2025, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar compared to December 31, 2024 on our intercompany balances with and between certain of our subsidiaries.
PROVISION (BENEFIT) FOR INCOME TAXES
We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
Our effective tax rates for the years ended December 31, 2025 and 2024 were 27.9% and 24.9%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate, (ii) tax law changes, (iii) volatility in foreign exchange gains and losses, (iv) the timing of the establishment and reversal of tax reserves, (v) our ability to utilize net operating losses and interest expenses that we generate and (vi) the taxability or deductibility of significant transactions.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2025	2024
The lack of tax benefits recognized for the foreign exchange losses of $26.9 million and ordinary losses and disallowed interest expenses of certain entities of $16.7 million, as well as withholding tax expenses of $15.2 million, partially offset by the net benefits derived from the dividends paid deduction of $52.6 million.

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
The OECD has issued proposals that change long-standing tax principles, including a global minimum tax rate of 15% ("Pillar Two"). While the United States has not enacted legislation to effectuate Pillar Two, Iron Mountain operates in many foreign jurisdictions that have enacted legislation to implement Pillar Two. Pillar Two became applicable for Iron Mountain beginning in 2024. Recent G7 Country (Canada, France, Germany, Italy, Japan and the UK) statements released a side-by-side ("SbS") safe harbor that exempts certain U.S.-parented groups from these rules. The side-by-side Safe Harbor provides that Multinational Enterprise G Groups with an Ultimate Parent Entity in a jurisdiction with qualified SbS regime will not be subject to the Income Inclusion Rule and Undertaxed Profits Rule if they elect the SbS Safe Harbor, applicable as of the beginning of 2026. Since we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, we are not expecting a material impact on our effective tax rate, corporate tax liabilities or cash tax liabilities. We continue to monitor United States and global legislative actions as well as administrative guidance related to Pillar Two for potential impacts.
On July 4, 2025, President Trump signed into law the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA introduces several changes to U.S. federal income tax law, such as suspending the capitalization and amortization of domestic research and development expenditures and reinstating bonus depreciation. It also modifies the deductions available for net controlled foreign corporation tested income (formerly referred to as "global intangible low-taxed income") from non-U.S. subsidiaries and changes the limitations on deductible interest. Under the prior law, not more than 20% of the value of a REIT’s total assets at the end of any quarter could be represented by securities of one or more taxable REIT subsidiaries; the OBBBA increased this threshold to 25% effective January 1, 2026. The effective dates of the OBBBA provisions range from 2025 through 2027. We do not expect the OBBBA provisions to have a material impact on our consolidated financial statements.

42	IRON MOUNTAIN 2025 FORM 10-K

Part II

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2025	2024
Net Income (Loss)	$152,254	$183,666	$(31,412)	(17.1)%
Net Income (Loss) as a percentage of Revenue	2.2%	3.0%
Adjusted EBITDA	$2,573,950	$2,236,380	$337,570	15.1%
Adjusted EBITDA Margin	37.3%	36.4%

Adjusted EBITDA Margin for the year ended December 31, 2025 increased 90 basis points from the prior year driven by favorable overhead management, offset by changes in our revenue mix.	↑ INCREASED BY $337.6 MILLION OR 15.1% Adjusted EBITDA

IRON MOUNTAIN 2025 FORM 10-K	43

Part II

SEGMENT ANALYSIS
See the discussion of Business Segments under Item I and Note 10 to Notes to Consolidated Financial Statements, both included in this Annual Report, for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$3,183,735	$3,009,094	$174,641	5.8%	5.5%	0.1%	5.4%
Service	2,107,746	1,970,344	137,402	7.0%	6.6%	0.4%	6.2%
Segment Revenue	$5,291,481	$4,979,438	$312,043	6.3%	6.0%	0.3%	5.7%
Segment Adjusted EBITDA	$2,363,498	$2,223,117	$140,381
Segment Adjusted EBITDA Margin	44.7%	44.6%
SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the year ended December 31, 2025 compared to the year ended December 31, 2024 include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our Global Digital Solutions and growth in our traditional service activity levels; and
•a 10 basis point increase in Adjusted EBITDA Margin primarily driven by ongoing cost containment measures and revenue management.

44	IRON MOUNTAIN 2025 FORM 10-K

Part II

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$797,017	$606,294	$190,723	31.5%	30.4%	—%	30.4%
Service	6,412	13,734	(7,322)	(53.3)%	(54.3)%	—%	(54.3)%
Segment Revenue	$803,429	$620,028	$183,401	29.6%	28.5%	—%	28.5%
Segment Adjusted EBITDA	$416,326	$282,513	$133,813
Segment Adjusted EBITDA Margin	51.8%	45.6%
SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the year ended December 31, 2025 compared to the year ended December 31, 2024 include the following:
•organic storage rental revenue growth from leases that commenced during 2025 and in prior periods, improved pricing and increased usage of pass-through power;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 620 basis point increase in Adjusted EBITDA Margin reflecting recent lease commencements, improved pricing and cost containment.

IRON MOUNTAIN 2025 FORM 10-K	45

Part II

CORPORATE AND OTHER (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2025	2024	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$71,758	$66,871	$4,887	7.3%	6.6%	—%	6.6%
Service	735,069	483,572	251,497	52.0%	51.7%	18.0%	33.7%
Revenue	$806,827	$550,443	$256,384	46.6%	46.2%	15.8%	30.4%
Adjusted EBITDA	$(205,874)	$(269,250)	$63,376
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other for the year ended December 31, 2025 compared to the year ended December 31, 2024 include the following:
•an increase in service revenue of $87.5 million due to acquisitions in our ALM business;
•organic service revenue growth in our ALM business driven by growth from new and existing customers and improved component pricing trends; and
•an improvement in Adjusted EBITDA driven by service revenue improvement in our ALM business.

46	IRON MOUNTAIN 2025 FORM 10-K

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
PROJECT MATTERHORN
As disclosed above, as of December 31, 2025, we completed our investments in Project Matterhorn. We incurred approximately $574.4 million in Restructuring and other transformation costs related to Project Matterhorn since its inception. During the years ended December 31, 2025 and 2024, we incurred approximately $195.9 million and $161.4 million, respectively, in Restructuring and other transformation costs related to Project Matterhorn, which were comprised of (1) restructuring costs, which included (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which included professional fees such as project management costs and costs for third party consultants who assisted in the enablement of our growth initiatives.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2025	2024
Cash Flows from Operating Activities	$1,339,999	$1,196,708
Cash Flows from Investing Activities	(2,574,206)	(2,136,761)
Cash Flows from Financing Activities	1,267,914	876,745
Cash and Cash Equivalents, End of Year	158,535	155,716
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the year ended December 31, 2025, net cash flows provided by operating activities increased by $143.3 million compared to the prior year period primarily due to an increase in net income (loss) (excluding non-cash charges) of $131.4 million and an increase in cash from working capital of $11.9 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activities during the year ended December 31, 2025 included:
•Cash paid for capital expenditures of $2,271.6 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•Cash paid for acquisitions, net of cash acquired, of $101.6 million, primarily funded by borrowings under the Revolving Credit Facility (as defined below).
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the year ended December 31, 2025 included:
•Net proceeds of approximately $1,390.7 million associated with the issuance of the Euro Notes (as defined below).
•Net proceeds of approximately $1,006.4 million, primarily associated with borrowings under our Credit Agreement (as defined below) and our data center credit facilities, which were used to partially finance the construction of our data centers, offset by the repayment of the 3.875% GBP Senior Notes due 2025 (the "GBP Notes").
•Payment of dividends in the amount of $919.4 million on our common stock.
•Payments of deferred purchase obligations and other deferred payments of $240.7 million.

IRON MOUNTAIN 2025 FORM 10-K	47

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
The following table presents our capital spend for 2025 and 2024 organized by the type of the spending as described above:

NATURE OF CAPITAL SPEND (IN THOUSANDS)	2025	2024
Growth Investment Capital Expenditures:
Data Center	$1,746,981	$1,422,118
Real Estate	180,944	204,248
Innovation and Other	140,050	131,195
Total Growth Investment Capital Expenditures	2,067,975	1,757,561
Recurring Capital Expenditures:
Data Center	20,564	19,728
Real Estate	59,572	56,781
Non-Real Estate	67,218	66,558
Total Recurring Capital Expenditures	147,354	143,067
Total Capital Spend (on accrual basis)	2,215,329	1,900,628
Net (decrease) increase in prepaid capital expenditures	(4,278)	(1,627)
Net (increase) decrease in accrued capital expenditures	60,577	(107,437)
Total Capital Spend (on cash basis)	$2,271,628	$1,791,564
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $2,200.0 million for the year ending December 31, 2026. Of this, we expect capital expenditures for growth investment of approximately $2,050.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 8 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.
NONCONTROLLING INTERESTS
In December 2025, we entered into an agreement with a partner to form our Iron Mountain Data Centers Arizona 3 JV, LP joint venture, which resulted in an initial Noncontrolling interest of approximately $74.8 million recorded in our Consolidated Balance Sheet at December 31, 2025.

48	IRON MOUNTAIN 2025 FORM 10-K

Part II

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. We had no significant concentrations of liquid investments as of December 31, 2025.
Long-term debt as of December 31, 2025 is as follows (in thousands):

	DECEMBER 31, 2025
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$751,500	$(8,207)	$743,293
Term Loan A	487,500	—	487,500
Term Loan B	2,020,957	(12,465)	2,008,492
Virginia 3 Term Loans	271,079	(1,189)	269,890
Virginia 6 Term Loans	210,000	(2,633)	207,367
Virginia 7 Term Loans	275,314	(4,351)	270,963
Virginia 4/5 Term Loans due 2030	208,224	(3,529)	204,695
Australian Dollar Term Loan (the "AUD Term Loan")	262,192	(1,965)	260,227
UK Revolving Credit Facility	188,385	(2,002)	186,383
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(2,488)	997,512
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")	825,000	(2,657)	822,343
5% Senior Notes due 2028 (the "5% Notes due 2028")	500,000	(1,869)	498,131
7% Senior Notes due 2029 (the "7% Notes")	1,000,000	(6,559)	993,441
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(5,425)	994,575
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")	1,300,000	(6,894)	1,293,106
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")	1,100,000	(6,430)	1,093,570
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(8,595)	741,405
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")	600,000	(3,823)	596,177
6 1/4% Senior Notes due 2033 (the "6 1/4% Notes")	1,200,000	(12,752)	1,187,248
4 3/4% Euro Senior Notes due 2034 (the "Euro Notes")	1,408,825	(16,765)	1,392,060
Real Estate Mortgages, Financing Lease Liabilities and Other	785,497	(1,512)	783,985
Accounts Receivable Securitization Program	400,000	(404)	399,596
Total Long-term Debt	16,544,473	(112,514)	16,431,959
Less Current Portion	(216,074)	—	(216,074)
Long-term Debt, Net of Current Portion	$16,328,399	$(112,514)	$16,215,885
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our long-term debt.
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and a term loan B facility (the "Term Loan B").
During the year ended December 31, 2025, we took the following actions regarding our Credit Agreement:
•On June 18, 2025, we amended the Credit Agreement, which resulted in:
◦an increase in the principal amount of the Term Loan A from approximately $218.8 million to $500.0 million.
•On November 13, 2025, we amended the Credit Agreement, which resulted in:
◦an increase in the principal amount of the Term Loan B from approximately $1,836.7 million to $2,036.7 million.
In connection with the November 13, 2025 amendment, we paid original issue discount fees of approximately $1.8 million.

IRON MOUNTAIN 2025 FORM 10-K	49

Part II

The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2030, at which point all obligations become due. The Term Loan B is scheduled to mature on January 31, 2031, at which point all obligations become due. As of December 31, 2025, we had $751.5 million, $487.5 million and $2,031.5 million outstanding under the Revolving Credit Facility, the Term Loan A and the Term Loan B, respectively. As of December 31, 2025, we had various outstanding letters of credit totaling $12.4 million under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2025, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,986.1 million (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The weighted average interest rate in effect under the Revolving Credit Facility as of December 31, 2025 was 5.7%. The interest rates in effect under the Term Loan A and the Term Loan B as of December 31, 2025 were 5.5% and 5.8%, respectively.
DATA CENTER DEBT AGREEMENTS
As our Global Data Center Business continues to expand, we have entered into debt agreements in order to partially finance the construction of various data centers. These agreements primarily consist of term loan facilities with the following terms (in thousands):

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF DECEMBER 31, 2025	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE	UNUSED COMMITMENT FEE	MATURITY DATE(2)
Virginia 3 Term Loans(1)(2)	$275,000	271,079	Iron Mountain Data Centers Virginia 3, LLC	SOFR plus 2.50%	0.75%	August 31, 2026
Virginia 7 Term Loans(1)(2)	300,000	275,314	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
Virginia 6 Term Loans(1)(2)	210,000	210,000	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
Virginia 4/5 Term Loans due 2030(2)	208,224	208,224	Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC	5.60%	N/A	November 1, 2030
(1)The term loans are indexed to the one-month Secured Overnight Financing Rate ("SOFR") benchmark rate.
(2)All obligations will become due on the specified maturity dates. Each agreement, with the exception of the Virginia 4/5 Term Loans due 2030, includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding these agreements.
AUSTRALIAN DOLLAR TERM LOAN
On June 25, 2025, Iron Mountain Australia Group Pty, Ltd., a wholly-owned subsidiary of IMI, amended its AUD Term Loan, which resulted in:
•an extension of the maturity date from September 30, 2026 to September 30, 2030, at which point all obligations become due,
•an increase in the original principal amount from 350.0 million Australian dollars to 400.0 million Australian dollars and
•a decrease in the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.625% to BBSY plus 3.500%.
The amended loan was issued at 99.5% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 10.0 million Australian dollars per year, with the remaining balance due September 2030. As of December 31, 2025, we had 395.0 million Australian dollars (or $263.9 million, based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2025) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 7.3%.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding this agreement.
SEPTEMBER 2025 OFFERING
On September 10, 2025, IMI completed a private offering of (in thousands):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
Euro Notes	€1,200,000	January 15, 2034	January 15 and July 15	September 10, 2030
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

50	IRON MOUNTAIN 2025 FORM 10-K

Part II

The Euro Notes were issued at par and have a contractual interest rate of 4.75%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions, of approximately 1,188.0 million Euros (or $1,390.7 million, based upon the exchange rate between the Euro and the United States dollar on September 10, 2025 (the settlement date for the Euro Notes)), were used to repay the GBP Notes and a portion of the outstanding borrowings under the Revolving Credit Facility. As of December 31, 2025, we had 1,200.0 million Euros (or $1,408.8 million, based upon the exchange rate between the United States dollar and the Euro as of December 31, 2025) outstanding on the Euro Notes.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2025 are as follows:

	DECEMBER 31, 2025	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	4.9	Maximum allowable of 7.0
Fixed charge coverage ratio	2.5	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
As of December 31, 2025 and 2024, we have approximately $1,349.0 million and $1,482.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of December 31, 2025, our interest rate swap agreements have maturity dates ranging from February 2026 through May 2027.

IRON MOUNTAIN 2025 FORM 10-K	51

Part II

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of December 31, 2025, our cross-currency interest rate swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency interest rate swaps, by currency, as of December 31, 2025 and 2024 are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187
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
INVESTMENTS
The following joint venture is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying value and equity interest in our unconsolidated joint venture at December 31, 2025 is as follows (in thousands):

	DECEMBER 31, 2025
	CARRYING VALUE	EQUITY INTEREST
Joint venture with AGC Equity Partners	$85,156	20.00%
NET OPERATING LOSSES
At December 31, 2025, we have federal net operating loss carryforwards of $116.2 million and disallowed interest expense carryforwards of $185.9 million, both of which can be carried forward indefinitely, and of which $109.9 million and $64.6 million, respectively, are expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $146.3 million and foreign disallowed interest expense carryforwards of $46.6 million, with various expiration dates (and in some cases no expiration date), subject to valuation allowances of approximately 77.5% and 26.8%, respectively.

52	IRON MOUNTAIN 2025 FORM 10-K

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. We had no significant concentrations of liquid investments as of December 31, 2025. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75.0 million. As of December 31, 2025, our cash and cash equivalents balance was $158.5 million.
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
As of December 31, 2025, approximately 22.0%, or $3,640.4 million, of our total long-term debt outstanding was subject to variable interest rates. If the weighted average variable interest rate on our average variable rate debt outstanding during the year had increased by 1%, our net income for the year ended December 31, 2025 would have been reduced by approximately $41.9 million.
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our interest rate swaps and Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2025.
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
We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in foreign currency exchange rates. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM to borrow in foreign currencies to hedge our intercompany financing activities. IM UK has financed a portion of its capital needs through the issuance of the UK Revolving Credit Facility, which is denominated in British pounds sterling. Our Australian business has financed a portion of its capital needs through direct borrowings in Australian dollars under the AUD Term Loan. These create a tax efficient natural currency hedge. In addition, IMI has financed a portion of its capital needs through the issuance of the Euro Notes, which are a natural hedge against our net investments in our Euro denominated subsidiaries.
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
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our cross-currency swap agreements.

IRON MOUNTAIN 2025 FORM 10-K	53

Part II

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2025 functional currencies, relative to the United States dollar, would result in a reduction in our equity of $374.7 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in Item 15(a) of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

54	IRON MOUNTAIN 2025 FORM 10-K

Part II

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

IRON MOUNTAIN 2025 FORM 10-K	55

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 12, 2026

56	IRON MOUNTAIN 2025 FORM 10-K

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
On December 19, 2025, Ms. Mithu Bhargava, our Executive Vice President and General Manager, Digital Business Unit, adopted a 10b5-1 trading plan to sell 100% of the net shares to be acquired upon vesting of 32,295 gross performance units ("PUs"), as adjusted based on the actual performance results of such PUs, between March 19, 2026 and December 31, 2026. Ms. Bhargava´s plan will terminate on the earlier of December 31, 2026 and the date that all trades under the plan are completed.
This arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

IRON MOUNTAIN 2025 FORM 10-K	57

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated by reference to our Proxy Statement.
The Company has adopted its Insider Trading Policy containing insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by its directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. While the Company has not adopted a formal policy governing insider trading restrictions on the Company itself, the Company will observe similar procedures and restrictions, including those relating to the possession of material non-public information, with respect to transactions by the Company in its securities, including repurchases of common stock. A copy of the Insider Trading Policy is incorporated by reference to our 2024 Annual Report on Form 10-K, filed with the SEC on February 14, 2025.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to our Proxy Statement.

IRON MOUNTAIN 2025 FORM 10-K	59

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements filed as part of this report:
(b)Exhibits filed as part of this report: As listed in the Exhibit Index following the Financial Statement Schedule III-Schedule of Real Estate and Accumulated Depreciation.

IRON MOUNTAIN 2025 FORM 10-K	61

Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

62	IRON MOUNTAIN 2025 FORM 10-K

Part IV

GOODWILL - ASSET LIFECYCLE MANAGEMENT REPORTING UNIT - REFER TO NOTE 2.L. TO THE FINANCIAL STATEMENTS
CRITICAL AUDIT MATTER DESCRIPTION
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company determined the fair value of the Asset Lifecycle Management reporting unit based on the present value of future cash flows (the "Discounted Cash Flow Model"). The determination of the fair value using the Discounted Cash Flow Model requires management to make significant assumptions related to future revenue growth rates and discount rates. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. The goodwill balance allocated to the Asset Lifecycle Management reporting unit was $781.1 million as of October 1, 2025 (goodwill impairment measurement date). The fair value of the Asset Lifecycle Management reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified the evaluation of goodwill for the Asset Lifecycle Management reporting unit for impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Asset Lifecycle Management reporting unit. Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue of the Asset Lifecycle Management reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
HOW THE CRITICAL AUDIT MATTER WAS ADDRESSED IN THE AUDIT
Our audit procedures related to testing the reasonableness of key assumptions within the Discounted Cash Flow Model of the Asset Lifecycle Management reporting unit. The key assumptions include future revenue growth rates and the selection of the discount rate. We performed the following procedures as part of the audit:
•We tested the effectiveness of controls over the evaluation of goodwill for impairment, including those over the Discounted Cash Flow Model and discount rate.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of the revenue growth rates presented within management’s Discounted Cash Flow Model by comparing it to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases and industry reports in which Asset Lifecycle Management operates.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing that to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 12, 2026

We have served as the Company’s auditor since 2002.

IRON MOUNTAIN 2025 FORM 10-K	63

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$158,535	$155,716
Accounts receivable (less allowances of $107,838 and $86,712 as of December 31, 2025 and 2024, respectively)	1,443,669	1,291,379
Prepaid expenses and other	332,779	244,127
Total Current Assets	1,934,983	1,691,222
Property, Plant and Equipment:
Property, plant and equipment	14,457,335	11,985,997
Less—Accumulated depreciation	(4,911,010)	(4,354,398)
Property, Plant and Equipment, Net	9,546,325	7,631,599
Other Assets, Net:
Goodwill	5,285,801	5,083,817
Customer and supplier relationships and other intangible assets	1,269,607	1,274,731
Operating lease right-of-use assets	2,465,196	2,489,893
Other	623,107	545,853
Total Other Assets, Net	9,643,711	9,394,294
Total Assets	$21,125,019	$18,717,115
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$216,074	$715,109
Accounts payable	710,662	678,716
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,290,669	1,366,568
Deferred revenue	402,091	326,882
Total Current Liabilities	2,619,496	3,087,275
Long-term Debt, net of current portion	16,215,885	13,003,977
Long-term Operating Lease Liabilities, net of current portion	2,300,448	2,334,826
Other Long-term Liabilities	450,083	312,199
Deferred Income Taxes	184,015	205,341
Commitments and Contingencies
Redeemable Noncontrolling Interests	64,423	78,171
(Deficit) Equity:
Iron Mountain Incorporated Stockholders’ (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 295,788,645 shares and 293,592,637 shares as of December 31, 2025 and 2024, respectively)	2,958	2,936
Additional paid-in capital	4,790,190	4,647,330
(Distributions in excess of earnings) Earnings in excess of distributions	(5,405,147)	(4,583,436)
Accumulated other comprehensive items, Net	(369,008)	(569,952)
Total Iron Mountain Incorporated Stockholders’ (Deficit) Equity	(981,007)	(503,122)
Noncontrolling Interests	271,676	198,448
Total (Deficit) Equity	(709,331)	(304,674)
Total Liabilities and (Deficit) Equity	$21,125,019	$18,717,115
The accompanying notes are an integral part of these consolidated financial statements.

64	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Revenues:
Storage rental	$4,052,510	$3,682,259	$3,370,645
Service	2,849,227	2,467,650	2,109,644
Total Revenues	6,901,737	6,149,909	5,480,289
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	3,079,480	2,696,549	2,357,800
Selling, general and administrative	1,393,902	1,339,539	1,236,287
Depreciation and amortization	1,024,435	900,905	776,159
Acquisition and Integration Costs	19,545	35,842	25,875
Restructuring and other transformation	195,912	161,359	175,215
Loss (gain) on disposal/write-down of property, plant and equipment, net	24,641	6,196	(12,825)
Total Operating Expenses	5,737,915	5,140,390	4,558,511
Operating Income (Loss)	1,163,822	1,009,519	921,778
Interest Expense, Net (includes Interest Income of $17,127, $14,672 and $12,471 in 2025, 2024 and 2023, respectively)	829,335	721,559	585,932
Other Expense (Income), Net	123,299	43,422	108,640
Net Income (Loss) Before Provision (Benefit) for Income Taxes	211,188	244,538	227,206
Provision (Benefit) for Income Taxes	58,934	60,872	39,943
Net Income (Loss)	152,254	183,666	187,263
Less: Net income (loss) attributable to noncontrolling interests	7,663	3,510	3,029
Net Income (Loss) Attributable to Iron Mountain Incorporated	$144,591	$180,156	$184,234
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.49	$0.61	$0.63
Diluted	$0.49	$0.61	$0.63
Weighted Average Common Shares Outstanding:
Basic	295,403	293,365	291,936
Diluted	297,816	296,234	293,965
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2025 FORM 10-K	65

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Net Income (Loss)	$152,254	$183,666	$187,263
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	210,750	(195,368)	80,657
Change in Fair Value of Derivative Instruments	(7,518)	(1,767)	(2,454)
Reclassifications from Accumulated Other Comprehensive Items, net	(1,618)	(2,528)	(7,580)
Total Other Comprehensive Income (Loss)	201,614	(199,663)	70,623
Comprehensive Income (Loss)	353,868	(15,997)	257,886
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	8,333	2,643	2,805
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$345,535	$(18,640)	$255,081
The accompanying notes are an integral part of these consolidated financial statements.

66	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

		IRON MOUNTAIN INCORPORATED STOCKHOLDERS’ (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2022	$636,793	290,830,296	$2,908	$4,468,035	$(3,392,272)	$(442,003)	$125	$95,160
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	65,045	1,312,443	13	65,032	—	—	—	—
Changes in equity related to noncontrolling interests	970	—	—	970	—	—	—	(1,367)
Parent cash dividends declared	(745,770)	—	—	—	(745,770)	—	—	—
Other comprehensive income (loss)	70,847	—	—	—	—	70,847	—	(224)
Net income (loss)	184,234	—	—	—	184,234	—	—	3,029
Noncontrolling interests equity contributions and related costs	(346)	—	—	(346)	—	—	—	24,684
Noncontrolling interests dividends	—	—	—	—	—	—	—	(3,855)
Redemption of noncontrolling Interests	—	—	—	—	—	—	—	60,520
Balance, December 31, 2023	211,773	292,142,739	2,921	4,533,691	(3,953,808)	(371,156)	125	177,947
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	105,941	1,449,898	15	105,926	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	(9,529)	—	—	(62,940)	—	—	53,411	(105,470)
Parent cash dividends declared	(809,784)	—	—	—	(809,784)	—	—	—
Other comprehensive (loss) income	(198,796)	—	—	—	—	(198,796)	—	(867)
Net income (loss)	181,819	—	—	—	180,156	—	1,663	1,847
Noncontrolling interests equity contributions and related costs	213,910	—	—	70,653	—	—	143,257	7,390
Noncontrolling interests dividends	(8)	—	—	—	—	—	(8)	(2,676)
Balance, December 31, 2024	(304,674)	293,592,637	2,936	4,647,330	(4,583,436)	(569,952)	198,448	78,171
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	114,618	2,196,008	22	114,596	—	—	—	—
Changes in equity related to redeemable noncontrolling interests	10,708	—	—	10,708	—	—	—	(10,708)
Parent cash dividends declared	(966,302)	—	—	—	(966,302)	—	—	—
Other comprehensive income (loss)	200,944	—	—	—	—	200,944	—	670
Net income (loss)	153,519	—	—	—	144,591	—	8,928	(1,265)
Noncontrolling interests equity contributions and related costs	92,335	—	—	17,556	—	—	74,779	—
Noncontrolling interests dividends	(10,479)	—	—	—	—	—	(10,479)	(2,445)
Balance, December 31, 2025	$(709,331)	295,788,645	$2,958	$4,790,190	$(5,405,147)	$(369,008)	$271,676	$64,423
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2025 FORM 10-K	67

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$152,254	$183,666	$187,263
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	730,885	629,296	525,850
Amortization (includes amortization of deferred financing costs and discounts of $32,769, $25,580 and $16,859 in 2025, 2024 and 2023, respectively)	326,319	297,189	267,168
Revenue reduction associated with amortization of customer inducements and data center above- and below-market leases	6,151	5,347	7,036
Stock-based compensation expense	140,280	118,138	73,799
(Benefit) provision for deferred income taxes	(47,682)	(41,415)	(35,264)
Loss (gain) on disposal/write-down of property, plant and equipment, net	24,641	6,196	(12,825)
Loss (gain) associated with the remeasurement of deferred purchase obligations	19,680	29,498	—
Loss (gain) associated with the remeasurement to fair value of our previously held equity interest	—	—	38,000
Foreign currency transactions and other, net	48,018	41,191	103,134
(Increase) decrease in assets	(262,668)	(78,282)	(70,287)
Increase (decrease) in liabilities	202,121	5,884	29,693
Cash Flows from Operating Activities	1,339,999	1,196,708	1,113,567
Cash Flows from Investing Activities:
Capital expenditures	(2,271,628)	(1,791,564)	(1,339,223)
Cash paid for acquisitions, net of cash acquired	(101,625)	(178,414)	(41,849)
Acquisition of customer intangibles	(75,487)	(62,386)	(5,874)
Contract costs	(95,924)	(112,542)	(95,124)
Investments in joint ventures and other investments, net	(43,177)	(9,834)	(15,830)
Proceeds from sales of property and equipment and other, net	13,635	17,979	53,544
Cash Flows from Investing Activities	(2,574,206)	(2,136,761)	(1,444,356)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(16,003,355)	(14,473,019)	(18,191,921)
Proceeds from revolving credit facility, term loan facilities and other debt	17,009,781	14,965,010	18,386,168
Net proceeds from sales of senior notes	1,390,651	1,188,000	990,000
Equity contributions from noncontrolling interests	93,347	230,814	24,684
Equity distribution to noncontrolling interests	(12,924)	(2,684)	(3,855)
Repurchase of noncontrolling interest	—	(35,203)	(400)
Parent cash dividends	(919,388)	(789,527)	(737,650)
Payment of deferred purchase obligations and other deferred payments	(240,680)	(158,775)	—
Net (payments) proceeds associated with employee stock-based awards	(36,806)	(12,197)	(8,754)
Other, net	(12,712)	(35,674)	(32,606)
Cash Flows from Financing Activities	1,267,914	876,745	425,666
Effect of Exchange Rates on Cash and Cash Equivalents	(30,888)	(3,765)	(13,885)
Increase (decrease) in Cash and Cash Equivalents	2,819	(67,073)	80,992
Cash and Cash Equivalents, Beginning of Year	155,716	222,789	141,797
Cash and Cash Equivalents, End of Year	$158,535	$155,716	$222,789
Supplemental Information:
Cash Paid for Interest	$824,591	$770,688	$512,446
Cash Paid for Income Taxes, Net	$121,606	$90,742	$89,599
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$228,391	$144,498	$135,492
Accrued Capital Expenditures	$281,175	$341,752	$234,315
Deferred Purchase Obligations and Other Deferred Payments	$39,930	$268,861	$18,575
Dividends Payable	$269,563	$222,649	$202,392
The accompanying notes are an integral part of these consolidated financial statements.

68	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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
C. CHANGES IN PRESENTATION
Certain items previously reported under specific captions within Note 2.i. and Note 9 have been reclassified to conform to the current year presentation.
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

IRON MOUNTAIN 2025 FORM 10-K	69

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
F. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT MEMO RESERVES
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. We evaluate and monitor the collectability of accounts receivable based on a combination of factors, including historical loss experience, assessments of trends in our aged receivables and credit memo activity, the location of our businesses, the composition of our customer base, our product and service lines, potential future macroeconomic factors, including natural disasters, and reasonable and supportable forecasts for expected future collectability of our outstanding receivables. Continued adjustments will be made, as it becomes evident, should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection. Our highly diverse global customer base, with no single customer accounting for more than approximately 3% of revenue during the years ended December 31, 2025, 2024 and 2023, limits our exposure to concentration of credit risk. Additionally, we write off uncollectible balances as circumstances warrant, generally no later than one year past due.
The rollforward of the allowance for doubtful accounts and credit memo reserves is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CREDIT MEMOS CHARGED TO REVENUE	ALLOWANCE FOR BAD DEBTS CHARGED TO EXPENSE	DEDUCTIONS AND OTHER(1)	BALANCE AT END OF THE YEAR
2025	$86,712	$98,594	$56,675	$(134,143)	$107,838
2024	74,762	104,130	45,123	(137,303)	86,712
2023	54,143	92,881	32,692	(104,954)	74,762
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.
G. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. We had no significant concentrations of liquid investments as of December 31, 2025 and 2024. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75,000. See Note 2.p.

70	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. PREPAID EXPENSES AND ACCRUED EXPENSES
Prepaid expenses totaled $145,257 and $131,615 as of December 31, 2025 and 2024, respectively and taxes receivable totaled $97,289 and $46,523 as of December 31, 2025 and 2024, respectively. There were no other items greater than 5% of Total Current Assets included within Prepaid expenses and other as of December 31, 2025 and 2024.
Accrued expenses and other current liabilities with items greater than 5% of total current liabilities are shown separately and consist of the following:

	DECEMBER 31,
DESCRIPTION	2025	2024
Current portion of operating lease liabilities	$319,129	$315,400
Accrued compensation and benefits	253,443	244,499
Dividends	269,563	222,649
Interest	216,717	164,336
Deferred purchase obligations, purchase price holdbacks and other	23,621	137,207
Other	208,196	282,477
Accrued expenses and other current liabilities	$1,290,669	$1,366,568
I. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

DESCRIPTION	RANGE
Buildings, building improvements and data center infrastructure	5 to 40
Leasehold improvements	5 to 20 or life of the lease (whichever is shorter)
Racking structures	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures and computer hardware	1 to 10
Software	1 to 7
Property, plant and equipment (including financing leases in the respective categories), at cost, consist of the following:

	DECEMBER 31,
DESCRIPTION	2025	2024
Land	$724,386	$670,529
Buildings, building improvements and data center infrastructure	6,461,346	4,768,835
Leasehold improvements	1,665,589	1,536,919
Racking structures	2,057,544	1,978,923
Warehouse equipment/vehicles	760,256	644,340
Furniture and fixtures and computer hardware	387,754	331,856
Software	569,987	465,689
Construction in progress	1,830,473	1,588,906
Property, plant and equipment	$14,457,335	$11,985,997

IRON MOUNTAIN 2025 FORM 10-K	71

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Minor maintenance costs are expensed as incurred. Major improvements which (i) extend the life, (ii) increase the capacity or functionality or (iii) improve the safety or the efficiency of property owned are capitalized and depreciated. Major improvements to buildings under operating leases are capitalized as leasehold improvements and depreciated. Major improvements to buildings under financing leases are capitalized as building improvements and depreciated.
CAPITALIZED INTEREST
We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended December 31, 2025, 2024 and 2023, capitalized interest is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Capitalized interest	$78,367	$63,333	$44,845
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
During the years ended December 31, 2025, 2024 and 2023, capitalized costs associated with the development of internal use computer software projects are as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Capitalized costs associated with the development of internal use computer software projects	$76,104	$69,055	$64,488
ASSET RETIREMENT OBLIGATIONS
Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligations are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2025 and 2024 were $62,972 and $43,844, respectively, and are included in Other Long-term Liabilities in our Consolidated Balance Sheets.

72	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. LEASES
We lease facilities for certain warehouses, data centers and office spaces. We also have land leases, including those on which certain facilities are located. The majority of our leased facilities are classified as operating leases that, on average, have initial lease terms of five to 10 years, with one or more lease renewal options to extend the lease term. Our lease renewal option terms generally range from one to five years. The exercise of the lease renewal option is generally at our sole discretion and may contain fixed rent, fair market value based rent or Consumer Price Index rent escalation clauses. We include option periods in the lease term when our failure to renew the lease would result in an economic disincentive, thereby making it reasonably certain that we will renew the lease. We recognize straight line rental expense over the life of the lease and any fair market value or Consumer Price Index rent escalations are recognized as variable lease expense in the period in which the obligation is incurred. In addition, we lease certain vehicles and equipment. Vehicle and equipment leases typically have lease terms ranging from one to seven years.
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
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2025 and 2024 are as follows:

	DECEMBER 31,
DESCRIPTION	2025	2024
Assets:
Operating lease right-of-use assets(1)	$2,465,196	$2,489,893
Financing lease right-of-use assets, net of accumulated depreciation(2)(3)	470,803	359,265
Liabilities:
Current
Operating lease liabilities	$319,129	$315,400
Financing lease liabilities(3)	56,287	128,397
Long-term
Operating lease liabilities	$2,300,448	$2,334,826
Financing lease liabilities(3)	470,912	278,444
(1)At December 31, 2025 and 2024, these assets are comprised of approximately 98% real estate related assets (which include land, buildings, data center infrastructure and racking structures) and 2% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2)At December 31, 2025, these assets are comprised of approximately 56% real estate related assets and 44% non-real estate related assets. At December 31, 2024, these assets are comprised of approximately 58% real estate related assets and 42% non-real estate related assets.
(3)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Consolidated Balance Sheets.

IRON MOUNTAIN 2025 FORM 10-K	73

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The components of the lease expense for the years ended December 31, 2025, 2024 and 2023 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2025	2024	2023
Operating lease cost(1)	$708,220	$682,960	$660,889
Financing lease cost:
Depreciation of financing lease right-of-use assets	$63,234	$50,548	$42,089
Interest expense for financing lease liabilities	27,602	21,949	18,638
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $186,110, $163,916 and $142,154 for the years ended December 31, 2025, 2024 and 2023, respectively.
Weighted average remaining lease terms and discount rates as of December 31, 2025 and 2024 are as follows:

	DECEMBER 31, 2025		DECEMBER 31, 2024
	OPERATING LEASES	FINANCING LEASES	OPERATING LEASES	FINANCING LEASES
Remaining Lease Term	9.7 years	9.7 years	9.9 years	7.8 years
Discount Rate	6.9%	6.4%	6.8%	6.3%
The estimated minimum future lease payments (receipts) as of December 31, 2025 are as follows:

YEAR	OPERATING LEASES(1)	SUBLEASE INCOME	FINANCING LEASES(1)
2026	$506,526	$(3,929)	$84,725
2027	473,605	(3,481)	74,103
2028	419,147	(2,586)	109,804
2029	371,756	(1,663)	60,671
2030	320,583	(840)	134,421
Thereafter	1,602,141	(240)	204,290
Total minimum lease payments (receipts)	3,693,758	$(12,739)	668,014
Less amounts representing interest or imputed interest	1,074,181		140,815
Present value of lease obligations	$2,619,577		$527,199
(1)Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes.
Other information: Supplemental cash flow information relating to our leases for the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2025	2024	2023
Operating cash flows used in operating leases	$500,216	$473,474	$450,412
Operating cash flows used in financing leases (interest)	27,602	21,949	18,638
Financing cash flows used in financing leases	57,078	54,366	52,284
NON-CASH ITEMS:
Operating lease modifications and reassessments	$7,983	$29,345	$86,948
New operating leases (including acquisitions and sale-leaseback transactions)	247,042	118,813	306,479

74	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
Loss (gain) on disposal/write-down of property, plant and equipment, net for the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Loss (gain) on disposal/write-down of property, plant and equipment, net	$24,641	$6,196	$(12,825)
Primarily consists of(1):	•Losses related to the disposal of assets associated with facility consolidations.	•Losses related to the disposal of assets associated with facility consolidations.
•Gains associated with sale and sale-leaseback transactions of approximately $19,500, of which approximately $18,500 relates to a sale-leaseback transaction of a facility in Singapore during the first quarter of 2023. These gains are partially offset by losses related to the disposal of assets associated with facility consolidations.

(1) The gain recognized during the year ended December 31, 2023 is the result of our program to monetize a small portion of our industrial assets through sale and sale-leaseback transactions. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in Note 2.j.
L. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We test goodwill annually on October 1, and more frequently if impairment indicators arise that would require an interim test. We have performed our annual goodwill impairment review as of October 1, 2025, 2024 and 2023. We concluded that as of October 1, 2025, 2024 and 2023, goodwill was not impaired.

IRON MOUNTAIN 2025 FORM 10-K	75

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REPORTING UNITS AS OF OCTOBER 1, 2025 and 2024
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2025 and 2024 were as follows:

•North America Records and Information Management ("North America RIM")
•Europe Records and Information Management ("Europe RIM")
•Latin America Records and Information Management ("Latin America RIM")
•Asia Pacific Records and Information Management ("APAC RIM")
•Media and Archive Services •Global Data Center •Fine Arts •ALM
There were no changes to the composition of our reporting units between October 1, 2024 and December 31, 2024 and October 1, 2025 and December 31, 2025.
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2025 and 2024
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2025 and 2024 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31,
		2025	2024
Global RIM Business	North America RIM	$2,686,929	$2,675,999
	Europe RIM	600,897	542,521
	Latin America RIM	112,870	99,599
	APAC RIM	539,522	467,059
	Media and Archive Services	33,188	31,696
Global Data Center Business	Global Data Center	482,864	469,461
Corporate and Other	Fine Arts	49,197	47,925
	ALM	780,334	749,557
Total		$5,285,801	$5,083,817
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

76	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The changes in the carrying value of goodwill attributable to each reportable segment for the years ended December 31, 2025 and 2024 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2023	$3,911,945	$478,930	$627,037	$5,017,912
Tax deductible goodwill acquired during the year	—	—	132,891	132,891
Non-tax deductible goodwill acquired during the year	—	—	39,646	39,646
Fair value and other adjustments	372	(186)	(186)	—
Currency effects	(95,443)	(9,283)	(1,906)	(106,632)
Goodwill balance, net of accumulated amortization, as of December 31, 2024	3,816,874	469,461	797,482	5,083,817
Tax deductible goodwill acquired during the year	—	—	17,620	17,620
Non-tax deductible goodwill acquired during the year	46,752	—	12,177	58,929
Fair value and other adjustments	1,100	—	(1,464)	(364)
Currency effects	108,680	13,403	3,716	125,799
Goodwill balance, net of accumulated amortization, as of December 31, 2025	$3,973,406	$482,864	$829,531	$5,285,801
Accumulated Goodwill Impairment Balance as of December 31, 2024	$132,409	$—	$26,011	$158,420
Accumulated Goodwill Impairment Balance as of December 31, 2025	$132,409	$—	$26,011	$158,420
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

IRON MOUNTAIN 2025 FORM 10-K	77

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
III. DATA CENTER INTANGIBLE ASSETS AND LIABILITIES
Finite-lived intangible assets associated with our Global Data Center Business consist of the following:
DATA CENTER IN-PLACE LEASE INTANGIBLE ASSETS AND DATA CENTER TENANT RELATIONSHIP INTANGIBLE ASSETS
Data center in-place lease intangible assets ("Data Center In-Place Leases") and data center tenant relationship intangible assets ("Data Center Tenant Relationships") reflect the value associated with acquiring a data center operation with active tenants as of the date of acquisition. The value of Data Center In-Place Leases is determined based upon an estimate of the economic costs (such as lost revenues, tenant improvement costs, commissions, legal expenses and other costs to acquire new data center leases) avoided by acquiring a data center operation with active tenants. Data Center In-Place Leases are amortized over the weighted average remaining term of the acquired data center leases determined at the time of acquisition and range from five to 10 years. The value of Data Center Tenant Relationships is determined based upon an estimate of the economic costs avoided upon lease renewal of the acquired tenants, based upon expectations of lease renewal. Data Center Tenant Relationships are amortized over the weighted average remaining anticipated life of the relationship with the acquired tenant determined at the time of acquisition and range from six to 13 years.
DATA CENTER ABOVE-MARKET AND BELOW-MARKET IN-PLACE LEASE INTANGIBLE ASSETS
Data center above-market in-place lease intangible assets ("Data Center Above-Market Leases") and data center below-market in-place lease intangible assets ("Data Center Below-Market Leases") are recorded at the net present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rates for each corresponding in-place lease. Data Center Above-Market Leases and Data Center Below-Market Leases are amortized over the remaining non-cancellable term of the acquired in-place lease to storage revenue and range from 10 to 11 years.
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2025 and 2024, respectively, are as follows:

	DECEMBER 31, 2025			DECEMBER 31, 2024
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Assets:
Customer and supplier relationship intangible assets(1)	$2,429,156	$(1,194,940)	$1,234,216	$2,268,949	$(1,035,846)	$1,233,103
Customer inducements(1)	40,457	(22,330)	18,127	38,782	(19,706)	19,076
Data center lease-based intangible assets(1)(2)	67,513	(50,249)	17,264	138,714	(116,162)	22,552
Third-party commissions asset and other(3)	93,174	(66,735)	26,439	86,314	(51,508)	34,806
Liabilities:
Data center below-market leases(4)	$10,774	$(8,380)	$2,394	$10,819	$(7,275)	$3,544
(1)Included in Customer and supplier relationship and other intangible assets in the accompanying Consolidated Balance Sheets.
(2)Data center lease-based intangible assets includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.
(3)Included in Other (within Other Assets, Net) in the accompanying Consolidated Balance Sheets.
(4)Included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

78	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Customer Inducements and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Amortization expense included in depreciation and amortization associated with:
Customer and supplier relationship intangible assets	$163,550	$155,872	$153,128
Data center in-place leases and tenant relationships	7,395	22,304	22,322
Third-party commissions asset and other	16,671	16,478	12,541
Revenue reduction associated with amortization of:
Customer inducements and data center above-market and below-market leases	$6,151	$5,347	$7,036
Estimated amortization expense for existing finite-lived intangible assets (excluding Contract Costs, as defined in Note 2.s.) is as follows:

	ESTIMATED AMORTIZATION
YEAR	INCLUDED IN DEPRECIATION AND AMORTIZATION	REVENUE REDUCTION ASSOCIATED WITH CUSTOMER INDUCEMENTS AND DATA CENTER ABOVE-MARKET AND BELOW-MARKET LEASES
2026	$177,956	$5,614
2027	153,087	3,510
2028	140,905	1,990
2029	123,727	1,716
2030	113,809	1,100
Thereafter	568,365	1,873
N. DEFERRED FINANCING COSTS
Deferred financing costs are amortized over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and included as a component of Other expense (income), net. See Note 6.
O. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments are measured at fair value and are recorded as either assets or liabilities in our Consolidated Balance Sheets. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction concurrently with the execution of the derivative instrument. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may enter into cross-currency swaps to hedge the variability of exchange rates between the United States dollar and the currencies of our foreign subsidiaries, as well as interest rates. We may also use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Gains and losses realized as a result of the maturing or termination of our interest rate swaps and cross-currency swaps are reflected as operating cash flows within our Consolidated Statements of Cash Flows. As of December 31, 2025 and 2024, none of our derivative instruments contained credit-risk related contingent features. See Note 5.

IRON MOUNTAIN 2025 FORM 10-K	79

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

80	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2025 and 2024, respectively, are as follows:

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2025 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2025	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(6)
Money Market Funds(1)	$7,149	$—		$7,149		$—
Time Deposits(1)	3,430	—		3,430		—
Trading Securities	8,220	6,400	(2)	1,820	(3)	—
Derivative Liabilities(4)	71,869	—		71,869		—
Deferred Purchase Obligations(5)	134,142	—		—		134,142

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2024	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(6)
Money Market Funds(1)	$2,488	$—		$2,488		$—
Time Deposits(1)	9,612	—		9,612		—
Trading Securities	8,144	6,390	(2)	1,754	(3)	—
Derivative Assets(4)	28,092	—		28,092		—
Derivative Liabilities(4)	5,326	—		5,326		—
Deferred Purchase Obligations(5)	147,055	—		—		147,055
(1)Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.
(2)Certain trading securities are measured at fair value using quoted market prices.
(3)Certain trading securities are measured based on inputs other than quoted market prices that are observable.
(4)Derivative assets and liabilities include (i) interest rate swap agreements, and (ii) cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. See Note 5 for additional information on our derivative financial instruments.
(5)The balance as of December 31, 2025 primarily relates to the fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3). The balance as of December 31, 2024 primarily relates to the fair values of the deferred purchase obligations associated with the Regency Transaction and the ITRenew Transaction (as defined below).
(6)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2023 through December 31, 2025:

Balance as of December 31, 2023	$208,265
Additions	63,700
Payments	(158,775)
Other changes	33,865
Balance as of December 31, 2024	$147,055
Additions	16,626
Payments	(49,678)
Other changes	20,139
Balance as of December 31, 2025	$134,142

IRON MOUNTAIN 2025 FORM 10-K	81

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The level 3 valuations of the deferred purchase obligations were determined utilizing either a Monte-Carlo simulation model or a discounted cash flow model and take into account our forecasted projections as they relate to the underlying performance of the respective businesses. On January 25, 2022, in order to expand our ALM operations, we acquired an approximately 80% interest in ITRenew (the "ITRenew Transaction"). The Monte-Carlo simulation model applied in assessing the fair value of the deferred purchase obligation associated with the ITRenew Transaction incorporates assumptions as to expected gross profits over the achievement period, including adjustments for the volatility of timing and amount of the associated revenue and costs, as well as discount rates that account for the risk of the arrangement and overall market risks. The discounted cash flow model applied in assessing the fair value of the deferred purchase obligation associated with the Regency Transaction incorporates assumptions as to expected revenue over the achievement period, including adjustments for volatility and timing, as well as discount rates that account for the risk of the arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the related deferred purchase obligation.
There were no material items that were measured at fair value on a non-recurring basis for the years ended December 31, 2025 and 2024 other than (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.l.); (ii) assets acquired and liabilities assumed through our acquisitions; (iii) the redemption value of recently acquired noncontrolling interests; and (iv) contributions to our equity method investments, all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on Level 2 and Level 3 inputs, is disclosed in Note 6. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2025 and 2024.
Q. NONCONTROLLING INTERESTS
Unaffiliated third parties own noncontrolling interests in certain of our consolidated subsidiaries. The classification of these ownership interests are evaluated under ASC 810, Consolidation and ASC 480, Distinguishing Liabilities from Equity. Ownership interests are classified as equity unless the underlying agreements contain provisions requiring classification as a liability or temporary equity. Noncontrolling interests are presented as a separate component of Iron Mountain Incorporated Stockholders’ (Deficit) Equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of (Deficit) Equity.
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

82	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
R. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the years ended December 31, 2025, 2024 and 2023 are as follows:

	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Balance as of December 31, 2022	$(454,509)	$12,506	$(442,003)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	80,881	—	80,881
Change in fair value of derivative instruments	—	(2,454)	(2,454)
Reclassifications from Accumulated Other Comprehensive Items, net	—	(7,580)	(7,580)
Total other comprehensive income (loss)	80,881	(10,034)	70,847
Balance as of December 31, 2023	(373,628)	2,472	(371,156)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(194,501)	—	(194,501)
Change in fair value of derivative instruments	—	(1,767)	(1,767)
Reclassifications from Accumulated Other Comprehensive Items, net	—	(2,528)	(2,528)
Total other comprehensive (loss) income	(194,501)	(4,295)	(198,796)
Balance as of December 31, 2024	(568,129)	(1,823)	(569,952)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	210,080	—	210,080
Change in fair value of derivative instruments	—	(7,518)	(7,518)
Reclassifications from Accumulated Other Comprehensive Items, net	—	(1,618)	(1,618)
Total other comprehensive income (loss)	210,080	(9,136)	200,944
Balance as of December 31, 2025	$(358,049)	$(10,959)	$(369,008)

IRON MOUNTAIN 2025 FORM 10-K	83

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
S. REVENUES
Our revenues consist of storage rental revenues and service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and of revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues and courier operations consisting primarily of the pickup and delivery of records upon customer request; (2) secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; (3) the decommissioning, data erasure, processing and disposition, and recycling or sale of information technology ("IT") hardware and component assets; and (4) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, consulting services and the sale of software as a service, including our Digital Experience Platform.
The majority of our revenue is recognized in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). Storage revenue for our Global Data Center Business is recognized in accordance with ASC Topic 842, Leases. For revenue recognized in accordance with ASC 606, customers are generally billed monthly based on contractually agreed-upon terms, and storage rental and service revenues are recognized in the month the respective storage rental or service is provided, in line with the transfer of control to the customer. When storage rental fees or services are billed in advance, amounts related to future storage rental or prepaid service contracts are accounted for as deferred revenue and recognized upon the transfer of control to the customer. Customer contracts generally include promises to provide monthly recurring storage and related services that are essentially the same over time and have the same pattern of transfer of control to the customer; therefore, most performance obligations represent a promise to deliver a series of distinct services over time (as determined for purposes of ASC 606, a "series"). For those contracts that qualify as a series, we apply the "right to invoice" practical expedient as we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. Additionally, each purchasing decision is fully in the control of the customer; therefore, consideration beyond the current reporting period is variable and allocated to the specific period to which the consideration relates, which is consistent with the practical expedient. Revenue from product sales, the majority of which is IT asset sales, is recognized at the point in time at which control transfers to the customer, which is generally upon shipment.
Our Global Data Center Business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The revenue related to the storage component of our Global Data Center Business is recognized on a straight-line basis over the contract term in accordance with ASC 842. The revenue related to the service component of our Global Data Center Business that is not part of the combined single lease component is recognized in the period the related services are provided.
From time to time, we make payments to entities that are also customers under a revenue contract. These payments are primarily comprised of (i) Customer Inducements and (ii) payments to customers of our ALM business under revenue sharing arrangements for the remarketing of the customer's disposed IT assets. Customer Inducements do not represent payments for a distinct service, and, as such, are treated as a reduction of the transaction price and are amortized over the term of the contracts, which range from one to 10 years. Payments for disposed IT assets are for a distinct good and, as such, are expensed as cost of sales in the period when the asset is sold and the corresponding revenue is recognized.
Certain costs to fulfill or obtain customer contracts and certain initial direct costs of obtaining leases, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, are collectively referred to as "Contract Costs". The following describes our significant Contract Costs:

84	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTAKE COSTS (AND ASSOCIATED DEFERRED REVENUE)
The costs of the initial intake of customer records into physical storage ("Intake Costs"), are deferred and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations generally over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. In instances where such Intake Costs are billed to the customer, the associated revenue is deferred and recognized over the same three-year period.
COMMISSIONS
Certain commission payments that are directly associated with obtaining long-term contracts are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations generally over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates or the lease term. We also apply the practical expedient to expense certain commission payments as incurred when the amortization period for those commission payments is one year or less.
Contract Costs, which are included as a component of Other within Other Assets, Net as of December 31, 2025 and 2024 are as follows:

	DECEMBER 31, 2025			DECEMBER 31, 2024
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs and other fulfillment costs asset	$111,923	$(60,999)	$50,924	$89,057	$(43,783)	$45,274
Commissions asset	243,966	(110,365)	133,601	200,149	(78,955)	121,194
Amortization expense associated with the Intake Costs and other fulfillment costs asset and Commissions assets for the years ended December 31, 2025, 2024 and 2023 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2025	2024	2023
Intake Costs and other fulfillment costs asset	$33,474	$22,114	$18,904
Commissions asset	72,460	54,841	43,413
Estimated amortization expense for Contract Costs is as follows:

YEAR	ESTIMATED AMORTIZATION
2026	$104,963
2027	45,485
2028	15,375
2029	3,185
2030	2,666
Thereafter	12,851

IRON MOUNTAIN 2025 FORM 10-K	85

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred revenue liabilities, which also includes deferred revenue accounted for under ASC 842 (as described below), are reflected as follows in our Consolidated Balance Sheets:

		DECEMBER 31,
DESCRIPTION	LOCATION IN BALANCE SHEET	2025	2024(1)
Deferred revenue - Current(2)	Deferred revenue	$402,091	$326,882
Deferred revenue - Long-term(3)	Other Long-term Liabilities	165,804	110,601
(1)The beginning balance of current and long-term deferred revenue for the year ended December 31, 2024 was $325,665 and $100,770, respectively.
(2)The current deferred revenue accounted for under ASC 842 is approximately $41,600 and $25,500 as of December 31, 2025 and 2024, respectively. Approximately half of this revenue is expected to be recognized over the next month, with the remainder expected to be recognized over the next two to 12 months.
(3)The long-term deferred revenue accounted for under ASC 842 is approximately $141,100 and $95,000 as of December 31, 2025 and 2024, respectively.
In addition to our deferred revenue, we have remaining performance obligations related to certain customer contracts that have annual or monthly fixed fees with noncancelable terms. As of December 31, 2025, approximately $269,000 of remaining performance obligations are expected to be recognized as revenue over periods generally ranging from one to five years, with approximately 25% expected to be recognized within the next 12 months. As permitted under ASC 606, we do not disclose the value of remaining performance obligations for contracts as we have applied the "right to invoice" practical expedient, as described above.
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Our data center revenue contracts are accounted for in accordance with ASC 842. ASC 842 provides a practical expedient which allows lessors to account for nonlease components with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component, if accounted for separately, would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component. We have elected to take this practical expedient. The single combined component is presented as part of our storage rental revenue.
Storage rental revenue associated with our Global Data Center Business for the years ended December 31, 2025, 2024 and 2023 are as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Storage rental revenue(1)	$797,017	$606,294	$474,066
(1)Revenue associated with variable lease payments, primarily related to power and connectivity, included within storage rental revenue was approximately $172,000, $131,000 and $111,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
The future minimum lease payments we expect to receive under non-cancellable data center operating leases for which we are the lessor, excluding month to month leases, for the next five years and thereafter are as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS(1)
2026	$628,775
2027	627,803
2028	585,750
2029	570,311
2030	541,514
Thereafter	3,398,163
(1)Future minimum lease payments we expect to receive exclude payments for contingent and variable costs such as taxes, insurance, common area maintenance and power and connectivity, which are included in our total storage revenue. These amounts also exclude approximately $3,317,000 in total expected future minimum lease payments for non-cancellable leases that have not yet commenced, which we expect to receive over a weighted average period of 16 years.

86	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
A total of 25,350,000 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans at December 31, 2025 was 7,617,011.
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
Stock-based compensation expense for Employee Stock-Based Awards included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Stock-based compensation expense	$140,280	$118,138	$73,799
Stock-based compensation expense, after tax	132,537	109,252	68,309
As of December 31, 2025, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, was $86,285 and is expected to be recognized over a weighted-average period of 1.9 years.
We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.

IRON MOUNTAIN 2025 FORM 10-K	87

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
The fair value of stock options granted in 2025, 2024 and 2023 was $25.18, $22.58 and $10.98 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for stock option grants in the years ended December 31, 2025, 2024 and 2023 are as follows:

	YEAR ENDED DECEMBER 31,
STOCK OPTION GRANT ASSUMPTIONS	2025	2024	2023
Expected volatility(1)	28.6%	28.6%	29.1%
Risk-free interest rate(2)	4.24%	4.25%	3.92%
Expected dividend yield(3)	3.4%	3.2%	4.7%
Expected life(4)	10.0 years	10.0 years	10.0 years
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
(4)Expected life of the stock options granted is estimated using the historical exercise behavior of employees.
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2024	3,709,919	$37.85
Granted	83,389	93.17
Exercised	(857,295)	36.44
Outstanding at December 31, 2025	2,936,013	$39.84	3.87	$127,456
Options exercisable at December 31, 2025	2,744,876	$37.13	3.56	$125,759
Options expected to vest	191,137	$78.53	8.33	$1,697

88	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
The fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 are as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Fair value of RSUs vested	$42,277	$29,852	$32,664
A summary of RSU activity for the year ended December 31, 2025 is as follows:

	RSUs	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2024	1,194,375	$70.06
Granted	596,134	91.27
Vested	(632,233)	66.87
Forfeited	(121,835)	85.98
Non-vested at December 31, 2025	1,036,441	$82.33
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
The number of PUs earned is based on:
•either (i) the revenue performance for each year averaged at the end of the three-year performance period, or (ii) if (a) absolute Company total shareholder return is positive at the end of the three-year performance period and (b) a predetermined revenue hurdle is achieved in the third year of the performance period, then the revenue performance achieved in the third year of the performance period; and
•the total return at the end of the three-year performance period on our common stock relative to the companies comprising the Morgan Stanley Capital International ("MSCI") United States REIT Index.
The number of PUs earned will range from 0% to approximately 350% of the initial award.

IRON MOUNTAIN 2025 FORM 10-K	89

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
During the years ended December 31, 2025, 2024 and 2023, we issued 512,905, 462,501 and 641,412 PUs, respectively. We forecast the likelihood of achieving the predefined targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against predefined targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to estimate the fair value of these awards at the date of grant.
The fair value of earned PUs that vested during the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Fair value of earned PUs that vested	$52,091	$24,617	$34,896
A summary of PU activity for the year ended December 31, 2025 is as follows:

	PUs	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2024	562,028	$83.33
Granted	512,905	83.69
Prior year grant adjustments for performance(1)	1,845,118	37.47
Vested	(1,390,205)	37.47
Forfeited	(34,473)	84.56
Non-vested at December 31, 2025	1,495,373	$69.47
(1)Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs.
EMPLOYEE STOCK PURCHASE PLAN
We offer an Employee Stock Purchase Plan ("ESPP") in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. Shares of our common stock may be purchased by eligible employees at six-month intervals at 95% of the fair market price at the end of each six-month period, without a look-back feature, up to a maximum of 15% of their gross compensation during the offering period. We do not recognize compensation expense for the ESPP shares purchased. The number of shares of Common Stock authorized for issuance under our ESPP is 2,000,000. For the years ended December 31, 2025, 2024 and 2023, there were 80,068, 82,244 and 120,647 shares, respectively, purchased under the ESPP. As of December 31, 2025, we have 708,545 shares available under the ESPP.

90	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
U. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and integration costs for the years ended December 31, 2025, 2024 and 2023 were $19,545, $35,842 and $25,875, respectively.
V. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Foreign currency transaction losses (gains), net(1)	$105,644	$(39,064)	$36,799
Debt extinguishment expense	—	5,678	—
Other, net(2)(3)(4)	17,655	76,808	71,841
Other expense (income), net	$123,299	$43,422	$108,640
(1)The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses primarily related to British pound sterling and Euro denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested.
(2)Other, net for the year ended December 31, 2025 primarily consists of (i) a loss of approximately $13,800 due to the change in value of our deferred purchase obligations and other deferred payments and (ii) losses on our equity method investment.
(3)Other, net for the year ended December 31, 2024 primarily consists of (i) a loss of approximately $41,000 due to the change in value of our deferred purchase obligations and other deferred payments, (ii) approximately $29,200 in charges associated with the agreement to purchase the remaining interest in a joint venture and (iii) losses on our equity method investments.
(4)Other, net for the year ended December 31, 2023 consists primarily of a loss of approximately $38,000 associated with the remeasurement to fair value of our previously held equity interest in the joint venture we had formed with Clutter Intermediate, Inc. (the "Clutter JV"), as well as losses on our equity method investments and the change in value of our deferred purchase obligations.
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

IRON MOUNTAIN 2025 FORM 10-K	91

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Net Income (Loss)	$152,254	$183,666	$187,263
Less: Net Income (Loss) Attributable to Noncontrolling Interests	7,663	3,510	3,029
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$144,591	$180,156	$184,234
Weighted-average shares—basic	295,403,000	293,365,000	291,936,000
Effect of dilutive potential stock options	1,946,000	2,241,000	1,435,000
Effect of dilutive potential RSUs and PUs	467,000	628,000	594,000
Weighted-average shares—diluted	297,816,000	296,234,000	293,965,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.49	$0.61	$0.63
Diluted	$0.49	$0.61	$0.63
Antidilutive stock options, RSUs and PUs, excluded from the calculation	113,130	225,847	81,817
Y. NEW ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09") to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. Further, certain requirements related to uncertain tax positions and unrecognized deferred tax liabilities are eliminated. We adopted ASU 2023-09 on January 1, 2025 on a prospective basis, and there was no material impact on our consolidated financial statements.
OTHER AS YET ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We do not expect ASU 2024-03 to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The ASU primarily updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Costs associated with internal-use software will be capitalized only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods therein, with early adoption permitted, and can be applied either prospectively, retrospectively or on a modified prospective basis. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements, but we do not expect it to be material.

92	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We do not expect ASU 2025-11 to have a material impact on our quarterly condensed consolidated financial statements.
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
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Purchase price allocation adjustments recorded during the fourth quarter of 2025 and year ended December 31, 2025 were not material to our balance sheet or results from operations.
REGENCY TECHNOLOGIES
On January 3, 2024, in order to expand our ALM business, we acquired 100% of RSR Partners, LLC (doing business as Regency Technologies), an IT asset disposition services provider with operations throughout the United States, for an initial purchase price of approximately $200,000, subject to certain working capital adjustments at, and subsequent to, the closing, with $125,000 paid at closing, funded by borrowings under the Revolving Credit Facility, and the remaining $75,000 (the "January 2025 Payment"), paid in January 2025 (the "Regency Transaction"). The present value of the January 2025 Payment was included as a component of Accrued expenses and other current liabilities in our Consolidated Balance Sheet at December 31, 2024. The agreement for the Regency Transaction also includes a performance-based contingent consideration with a potential earnout range from zero to $200,000 based upon achievement of certain three-year cumulative revenue targets, which would be payable in 2027, if earned. The preliminary fair value estimate of this deferred purchase obligation as of the acquisition date was approximately $78,400. See Note 2.p. for details on the methodology used to establish the fair value. The fair value of the deferred purchase obligation is included as a component of Other long-term liabilities in our Consolidated Balance Sheets at December 31, 2025 and 2024. Subsequent increases or decreases in the fair value estimate of the deferred purchase obligation, as well as the accretion of the discount to present value, is included as a component of Other expense (income), net in our Consolidated Statements of Operations until the deferred purchase obligation is settled or paid. Subsequent to the acquisition, the results of Regency Technologies are included as a component of Corporate and Other (as defined in Note 10).

IRON MOUNTAIN 2025 FORM 10-K	93

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
4. INVESTMENTS
The following joint venture is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying value and equity interest in our unconsolidated joint venture at December 31, 2025 and 2024 is as follows:

	DECEMBER 31, 2025		DECEMBER 31, 2024
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Joint venture with AGC Equity Partners (the "Frankfurt JV")	$85,156	20.00%	$61,075	20.00%
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
As of December 31, 2025 and 2024, we have approximately $1,349,000 and $1,482,000, respectively, in notional value outstanding on our interest rate swap agreements. As of December 31, 2025, our interest rate swap agreements have maturity dates ranging from February 2026 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
We utilize cross-currency interest rate swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of December 31, 2025, our cross-currency interest rate swap agreements have maturity dates ranging from February 2026 through November 2026.
The notional values of our cross-currency interest rate swaps, by currency, as of December 31, 2025 and 2024 are as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024
Euro	$509,187	$509,187
Canadian dollar	350,000	350,000
	$859,187	$859,187

94	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
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
The fair value of derivative instruments recognized in our Consolidated Balance Sheets as of December 31, 2025 and 2024, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	DECEMBER 31, 2025		DECEMBER 31, 2024
	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges(2)
Interest rate swap agreements	$—	$(9,752)	$1,887	$(5,326)
Net Investment Hedges(3)
Cross-currency swap agreements	—	(62,117)	26,205	—
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets. As of December 31, 2025, $63,634 is included within Accrued expenses and other current liabilities and $8,235 is included within Other long-term liabilities. As of December 31, 2024, $8,891 is included within Prepaid expenses and other, $19,201 is included within Other assets and $5,326 is included within Other long-term liabilities.
(2)As of December 31, 2025, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $10,959.
(3)As of December 31, 2025, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $1,490, which include $63,607 related to the excluded component of our cross-currency swap agreements.
Unrealized (losses) gains recognized in Accumulated other comprehensive items, net during the years ending December 31, 2025, 2024 and 2023, by derivative instrument, are as follows:

	YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENTS	2025	2024	2023
Cash Flow Hedges
Interest rate swap agreements	$(7,518)	$(1,767)	$(2,454)
Net Investment Hedges
Cross-currency swap agreements	$(88,322)	$23,943	$(41,382)
Cross-currency swap agreements (excluded component)	16,705	16,705	21,097
Gains (losses) recognized in Net income during the years ending December 31, 2025, 2024 and 2023, by derivative instrument, are as follows:

		YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENTS	LOCATION OF GAIN (LOSS)	2025	2024	2023
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$1,618	$2,528	$7,580
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	$(16,705)	$(16,705)	$(21,097)

IRON MOUNTAIN 2025 FORM 10-K	95

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT
Long-term debt is as follows:

	DECEMBER 31, 2025				DECEMBER 31, 2024
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$751,500	$(8,207)	$743,293	$751,500	$121,000	$(9,253)	$111,747	$121,000
Term Loan A(1)	487,500	—	487,500	487,500	216,016	—	216,016	216,016
Term Loan B(1)(2)	2,020,957	(12,465)	2,008,492	2,031,495	1,840,181	(14,690)	1,825,491	1,850,698
Virginia 3 Term Loans(3)	271,079	(1,189)	269,890	271,079	271,079	(3,013)	268,066	271,079
Virginia 4/5 Term Loans due 2025(3)	—	—	—	—	76,535	(2,752)	73,783	76,535
Virginia 6 Term Loans(3)	210,000	(2,633)	207,367	210,000	137,495	(4,605)	132,890	137,495
Virginia 7 Term Loans(3)	275,314	(4,351)	270,963	275,314	32,074	(7,591)	24,483	32,074
Virginia 4/5 Term Loans due 2030(5)	208,224	(3,529)	204,695	208,224	—	—	—	—
Australian Dollar Term Loan(3)(4)	262,192	(1,965)	260,227	263,948	175,813	(265)	175,548	176,655
UK Revolving Credit Facility(3)	188,385	(2,002)	186,383	188,385	175,503	(1,034)	174,469	175,503
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")(5)(6)(7)	—	—	—	—	501,437	(789)	500,648	490,155
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027")(5)(6)(8)	1,000,000	(2,488)	997,512	995,000	1,000,000	(3,910)	996,090	972,500
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028")(5)(6)(8)	825,000	(2,657)	822,343	823,969	825,000	(3,838)	821,162	804,375
5% Senior Notes due 2028 (the “5% Notes due 2028")(5)(6)(8)	500,000	(1,869)	498,131	497,500	500,000	(2,592)	497,408	481,250
7% Senior Notes due 2029 (the "7% Notes")(5)(6)(8)	1,000,000	(6,559)	993,441	1,025,000	1,000,000	(8,686)	991,314	1,020,000
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029")(5)(6)(8)	1,000,000	(5,425)	994,575	983,750	1,000,000	(6,871)	993,129	945,000
5 1/4% Senior Notes due 2030 (the “5 1/4% Notes due 2030")(5)(6)(8)	1,300,000	(6,894)	1,293,106	1,280,500	1,300,000	(8,399)	1,291,601	1,235,000
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes")(5)(6)(8)	1,100,000	(6,430)	1,093,570	1,042,250	1,100,000	(7,674)	1,092,326	1,001,000
5% Senior Notes due 2032 (the “5% Notes due 2032")(5)(6)(9)	750,000	(8,595)	741,405	710,625	750,000	(9,900)	740,100	688,125
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes")(5)(6)(8)	600,000	(3,823)	596,177	586,500	600,000	(4,404)	595,596	570,000
6 1/4% Senior Notes due 2033 (the “6 1/4% Notes")(5)(6)(8)	1,200,000	(12,752)	1,187,248	1,206,000	1,200,000	(14,517)	1,185,483	1,194,000
4 3/4% Euro Senior Notes due 2034 (the "Euro Notes")(5)(6)(8)	1,408,825	(16,765)	1,392,060	1,370,082	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other(10)	785,497	(1,512)	783,985	785,497	614,231	(1,825)	612,406	614,231
Accounts Receivable Securitization Program(3)(11)	400,000	(404)	399,596	400,000	400,000	(670)	399,330	400,000
Total Long-term Debt	16,544,473	(112,514)	16,431,959		13,836,364	(117,278)	13,719,086
Less Current Portion	(216,074)	—	(216,074)		(715,109)	—	(715,109)
Long-term Debt, Net of Current Portion	$16,328,399	$(112,514)	$16,215,885		$13,121,255	$(117,278)	$13,003,977

96	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
(1)The capital stock or other equity interests of our United States subsidiaries representing the substantial majority of our United States operations, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Revolving Credit Facility. The fair value (Level 2 and Level 3 of fair value hierarchy described at Note 2.p.) of these debt instruments approximates the carrying value, as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio), as of December 31, 2025 and 2024 (collectively, the "Credit Agreement Collateral").
(2)The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $10,538 and $10,517 as of December 31, 2025 and 2024, respectively.
(3)The fair value (Level 2 of fair value hierarchy described at Note 2.p.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
(4)The amount of debt for the AUD Term Loan (as defined below) reflects an unamortized original issue discount of $1,756 and $842 as of December 31, 2025 and 2024, respectively.
(5)The fair values (Level 2 of fair value hierarchy described at Note 2.p.) of these debt instruments are based on quoted market prices for comparable notes on December 31, 2025 and 2024, respectively.
(6)Collectively, the "Unregistered Notes". The Unregistered Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.
(7)Iron Mountain (UK) PLC ("IM UK") is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and IMI’s United States subsidiaries that represent the substantial majority of our United States operations (the "Note Guarantors"). These guarantees are joint and several obligations of IMI and the Note Guarantors. The remainder of our subsidiaries do not guarantee the GBP Notes. The full amount of the GBP Notes is classified within the current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2024.
(8)Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by the Note Guarantors. These guarantees are joint and several obligations of the Note Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.
(9)Iron Mountain Information Management Services, Inc. ("IMIM Services") is the direct obligor on the 5% Notes due 2032, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Note Guarantors. These guarantees are joint and several obligations of IMI and the Note Guarantors. The remainder of our subsidiaries do not guarantee the 5% Notes due 2032.
(10)We believe the fair value (Level 2 of fair value hierarchy described at Note 2.p.) of this debt approximates its carrying value as these borrowings are based on current market interest rates. This debt includes the following:

	DECEMBER 31, 2025	DECEMBER 31, 2024
Real estate mortgages(1)	$73,250	$74,250
Financing lease liabilities(2)	527,199	406,841
Other notes and other obligations(3)	185,048	133,140
	$785,497	$614,231
(1)Bear interest at approximately 4.2% and 4.4% at December 31, 2025 and 2024, respectively, and includes $50,000 outstanding under our Mortgage Securitization Program at both December 31, 2025 and 2024.
(2)Bear a weighted average interest rate of 5.6% and 5.2% at December 31, 2025 and 2024, respectively.
(3)These notes and other obligations, which were assumed by us as a result of certain acquisitions, bear a weighted average interest rate of 6.5% and 7.2% at December 31, 2025 and 2024, respectively.
(11) The Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below) are the obligors under this program.
A. CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the "Revolving Credit Facility"), a term loan A facility (the "Term Loan A") and a term loan B facility (the "Term Loan B").
During the year ended December 31, 2025, we took the following actions regarding our Credit Agreement:
•On June 18, 2025, we amended the Credit Agreement, which resulted in:
◦an increase in the principal amount of the Term Loan A from $218,750 to $500,000.
•On November 13, 2025, we amended the Credit Agreement, which resulted in:
◦an increase in the principal amount of the Term Loan B from approximately $1,836,700 to $2,036,700.

IRON MOUNTAIN 2025 FORM 10-K	97

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
In connection with the November 13, 2025 amendment, we paid original issue discount fees of approximately $1,750.
The Revolving Credit Facility enables IMI and certain of its subsidiaries to borrow an aggregate outstanding amount not to exceed $2,750,000 in United States dollars and (subject to sublimits) Canadian dollars. Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder. The Revolving Credit Facility and the Term Loan A are scheduled to mature on March 18, 2030, at which point all obligations become due. The Term Loan A, which was fully drawn as of December 31, 2025, is to be paid in quarterly installments in an amount equal to approximately $6,250 per quarter. The Term Loan B is scheduled to mature on January 31, 2031, at which point all obligations become due. The Term Loan B, which was fully drawn as of December 31, 2025, is to be paid in quarterly installments in an amount equal to approximately $5,182 per quarter.
IMI and certain subsidiaries of IMI that represent the substantial majority of our operations in the United States, Canada and the United Kingdom guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Revolving Credit Facility varies depending on our choice of interest rate benchmark and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. The Term Loan A and the Term Loan B bear interest at the SOFR plus 1.75% and the SOFR plus 2.00%, respectively. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from 0.2% to 0.3% based on our consolidated leverage ratio.
As of December 31, 2025, we had $751,500, $487,500 and $2,031,495 outstanding under the Revolving Credit Facility, the Term Loan A and the Term Loan B, respectively. As of December 31, 2025, we had various outstanding letters of credit totaling $12,398 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2025, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,986,102 (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The weighted average interest rates in effect under the Revolving Credit Facility as of December 31, 2025 and 2024 were 5.7% and 6.3%, respectively. The interest rates in effect under the Term Loan A as of December 31, 2025 and 2024 were 5.5% and 6.1%, respectively. The interest rates in effect under the Term Loan B as of December 31, 2025 and 2024 were 5.8% and 6.4%, respectively.

REVOLVING CREDIT FACILITY $2,750,000	TERM LOAN A $500,000	TERM LOAN B $2,036,700
Outstanding borrowings $751,500	Aggregate outstanding principal amount $487,500	Aggregate outstanding principal amount $2,031,495

As of December 31, 2025	5.5% Interest rate	5.8% Interest rate
	As of December 31, 2025	As of December 31, 2025

98	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
B. DATA CENTER DEBT AGREEMENTS
As our Global Data Center Business continues to expand, we have entered into debt agreements in order to partially finance the construction of various data centers. These agreements primarily consist of term loan facilities with the following terms:

AGREEMENT	MAXIMUM BORROWING AMOUNT	OUTSTANDING BORROWINGS AS OF DECEMBER 31, 2025	DIRECT OBLIGOR	CONTRACTUAL INTEREST RATE	UNUSED COMMITMENT FEE	MATURITY DATE(1)
Virginia 3 Term Loans(2)	$275,000	$271,079	Iron Mountain Data Centers Virginia 3, LLC	SOFR plus 2.50%	0.75%	August 31, 2026
Virginia 7 Term Loans(3)	300,000	275,314	Iron Mountain Data Centers Virginia 7, LLC	SOFR plus 2.50%	0.75%	April 12, 2027
Virginia 6 Term Loans(4)	210,000	210,000	Iron Mountain Data Centers Virginia 6, LLC	SOFR plus 2.75%	0.75%	May 3, 2027
Virginia 4/5 Term Loans due 2030(5)	208,224	208,224	Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC	5.60%	N/A	November 1, 2030
(1)All obligations will become due on the specified maturity dates. Each agreement, with the exception of the Virginia 4/5 Term Loans due 2030, includes two one-year options that allow us to extend the initial maturity date, subject to the conditions specified in the agreements.
(2)Iron Mountain Data Centers Virginia 3, LLC, a wholly-owned subsidiary of IMI, has a credit agreement that includes a term loan facility (the "Virginia 3 Term Loans") and a letter of credit facility (collectively, the "Virginia 3 Credit Agreement"). The Virginia 3 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 3, LLC. As of December 31, 2025 and 2024, the Virginia 3 Term Loans have a weighted average interest rate of 6.2% and 6.7%, respectively.
(3)Iron Mountain Data Centers Virginia 7, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, has a credit agreement that includes a term loan facility (the "Virginia 7 Term Loans") and a letter of credit facility (collectively, the "Virginia 7 Credit Agreement"). The Virginia 7 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 7, LLC. As of December 31, 2025 and 2024, the interest rate in effect under the Virginia 7 Credit Agreement was 7.1% and 7.0%, respectively.
(4)Iron Mountain Data Centers Virginia 6, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 6/7 JV, LLC, has a credit agreement that includes a term loan facility (the "Virginia 6 Term Loans") and a letter of credit facility (collectively, the "Virginia 6 Credit Agreement"). The Virginia 6 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 6, LLC. As of December 31, 2025 and 2024, the interest rate in effect under the Virginia 6 Credit Agreement was 7.1% and 7.1%, respectively.
(5)At December 31, 2024, Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC, a wholly-owned subsidiary of Iron Mountain Data Centers Virginia 4/5 JV, LP, had a credit agreement that included a term loan facility (the "Virginia 4/5 Term Loans due 2025") and a letter of credit facility (collectively, the "Virginia 4/5 Credit Agreement"). On November 3, 2025, Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC entered into a term loan agreement (the "Virginia 4/5 Term Loans due 2030"). Total net proceeds from the Virginia 4/5 Term Loans due 2030 were used to repay the Virginia 4/5 Term Loans due 2025. The Virginia 4/5 Term Loans due 2030 is secured by the property of Iron Mountain Data Centers Virginia 4/5 Subsidiary, LLC. The Virginia 4/5 Term Loans due 2025 bore interest at SOFR plus a credit spread adjustment of 0.1% plus 1.625% until its extinguishment in November 2025. The interest rate in effect under the Virginia 4/5 Term Loans due 2025 as of December 31, 2024 was 5.1%.

IRON MOUNTAIN 2025 FORM 10-K	99

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
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
The key terms of our indentures are as follows:

SENIOR NOTES	AGGREGATE PRINCIPAL AMOUNT	DIRECT OBLIGOR	MATURITY DATE	CONTRACTUAL INTEREST RATE	INTEREST PAYMENTS DUE	PAR CALL DATE(1)
4 7/8% Notes due 2027	$1,000,000	IMI	September 15, 2027	4 7/8%	March 15 and September 15	September 15, 2025
5 1/4% Notes due 2028	$825,000	IMI	March 15, 2028	5 1/4%	March 15 and September 15	March 15, 2025
5% Notes due 2028	$500,000	IMI	July 15, 2028	5%	January 15 and July 15	July 15, 2025
7% Notes	$1,000,000	IMI	February 15, 2029	7%	February 15 and August 15	August 15, 2025
4 7/8% Notes due 2029	$1,000,000	IMI	September 15, 2029	4 7/8%	March 15 and September 15	September 15, 2027
5 1/4% Notes due 2030	$1,300,000	IMI	July 15, 2030	5 1/4%	January 15 and July 15	July 15, 2028
4 1/2% Notes	$1,100,000	IMI	February 15, 2031	4 1/2%	February 15 and August 15	February 15, 2029
5% Notes due 2032	$750,000	IMIM Services	July 15, 2032	5%	May 15 and November 15	July 15, 2027
5 5/8% Notes	$600,000	IMI	July 15, 2032	5 5/8%	January 15 and July 15	July 15, 2029
6 1/4% Notes	$1,200,000	IMI	January 15, 2033	6 1/4%	January 15 and July 15	December 6, 2029
Euro Notes	€1,200,000	IMI	January 15, 2034	4 3/4%	January 15 and July 15	September 10, 2030
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
SEPTEMBER 2025 OFFERING
On September 10, 2025, IMI completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
Euro Notes	€1,200,000
The Euro Notes were issued at par and have a contractual interest rate of 4.75%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions, of approximately 1,188,000 Euros (or $1,390,651, based upon the exchange rate between the Euro and the United States dollar on September 10, 2025 (the settlement date for the Euro Notes)), were used to repay the GBP Notes and a portion of the outstanding borrowings under the Revolving Credit Facility. As of December 31, 2025, we had 1,200,000 Euros (or $1,408,825, based upon the exchange rate between the United States dollar and the Euro as of December 31, 2025) outstanding on the Euro Notes.

100	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
D. AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd., a wholly-owned subsidiary of IMI, has an AUD term loan (the "AUD Term Loan"). On June 25, 2025, we amended the AUD Term Loan, which resulted in:
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

As of December 31, 2025, we had 395,000 Australian dollars (or $263,948, based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2025) outstanding on the AUD Term Loan. As of December 31, 2024, we had 284,727 Australian dollars (or $176,655, based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2024) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 7.3% and 8.1% as of December 31, 2025 and 2024, respectively.
OUTSTANDING BORROWINGS AU$395,000
7.3% Interest rate
As of December 31, 2025
E. UK REVOLVING CREDIT FACILITY

IM UK and Iron Mountain (UK) Data Centre Limited, wholly-owned subsidiaries of IMI (collectively, the "UK Borrowers"), have a British pounds sterling Revolving Credit Facility (the "UK Revolving Credit Facility"). The maximum amount permitted to be borrowed under the UK Revolving Credit Facility is 140,000 British pounds sterling. We have the option to request additional commitments of up to 125,000 British pounds sterling, subject to conditions specified in the UK Revolving Credit Facility. IMI and subsidiaries of IMI that represent the substantial majority of our operations in the United States and the United Kingdom guarantee all obligations under the UK Revolving Credit Facility. The UK Revolving Credit Facility is secured by certain properties in the United Kingdom. The UK Revolving Credit Facility bears interest at the Sterling Overnight Index Average plus 2.0%.
On July 11, 2025, the UK Borrowers amended the UK Revolving Credit Facility to extend the maturity date from September 24, 2026 to September 24, 2028.
The UK Revolving Credit Facility was fully drawn as of December 31, 2025. The interest rate in effect under the UK Revolving Credit Facility was 5.8% and 7.0% as of December 31, 2025 and 2024, respectively.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 5.8% Interest rate As of December 31, 2025

IRON MOUNTAIN 2025 FORM 10-K	101

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
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

The maximum amount permitted to be borrowed under the Accounts Receivable Securitization Program is $400,000 and the maturity date is July 1, 2027, at which point all obligations become due.
As of December 31, 2025 and 2024, the amount outstanding under the Accounts Receivable Securitization Program was $400,000 and $400,000, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 4.7% and 5.6% as of December 31, 2025 and 2024, respectively. We have the option to increase the borrowing capacity by $75,000. Commitment fees at a rate of 35 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
MAXIMUM AMOUNT $400,000
OUTSTANDING BORROWINGS $400,000 4.7% Interest rate As of December 31, 2025

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
The net cash position balances as of December 31, 2025 and 2024 are reflected as Cash and cash equivalents in our Consolidated Balance Sheets.

102	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
H. LETTERS OF CREDIT
As of December 31, 2025, we had outstanding letters of credit totaling $80,751, of which $12,398 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between February 2026 and May 2027.
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
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use earnings before income, taxes, depreciation and amortization ("EBITDA") based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2025. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
J. MATURITIES OF LONG-TERM DEBT (GROSS OF DISCOUNTS) ARE AS FOLLOWS:

YEAR	AMOUNT
2026	$216,074
2027	2,330,763
2028	1,663,693
2029	2,137,476
2030	3,035,690
Thereafter	7,173,071
16,556,767
Net Discounts	(12,294)
Net Deferred Financing Costs	(112,514)
Total Long-term Debt (including current portion)	$16,431,959

IRON MOUNTAIN 2025 FORM 10-K	103

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
7. COMMITMENTS AND CONTINGENCIES
A. PURCHASE COMMITMENTS
We have certain contractual obligations related to purchase commitments which require minimum payments as follows:

YEAR	PURCHASE COMMITMENTS(1)
2026	$80,208
2027	94,778
2028	37,333
2029	9,141
2030	6,382
Thereafter	6,185
$234,027
(1)Purchase commitments (i) include obligations related principally to software maintenance and support services and (ii) exclude our operating and financing lease obligations (see Note 2.j.) and our deferred purchase obligations (see Note 2.p.).
In addition to the above, as of December 31, 2025, we have contractual commitments of approximately $1,085,725 for future construction costs associated with the expansion of our Global Data Center Business that are expected to be incurred over the next one to two years.
B. SELF-INSURED LIABILITIES
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities and benefits paid under employee healthcare and short-term disability programs. At December 31, 2025 and 2024, there were approximately $44,300 and $45,200, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future claim costs based on claims incurred as of the balance sheet date.
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

104	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
8. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2023, 2024 and 2025, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 23, 2023	$0.6185	March 15, 2023	$180,339	April 5, 2023
May 4, 2023	0.6185	June 15, 2023	180,493	July 6, 2023
August 3, 2023	0.6500	September 15, 2023	189,730	October 5, 2023
November 2, 2023	0.6500	December 15, 2023	189,886	January 4, 2024
February 22, 2024	0.6500	March 15, 2024	190,506	April 4, 2024
May 2, 2024	0.6500	June 17, 2024	190,643	July 5, 2024
August 1, 2024	0.7150	September 16, 2024	209,776	October 3, 2024
November 6, 2024	0.7150	December 16, 2024	209,913	January 7, 2025
February 13, 2025	0.7850	March 17, 2025	231,549	April 4, 2025
May 1, 2025	0.7850	June 16, 2025	231,789	July 3, 2025
August 6, 2025	0.7850	September 15, 2025	231,972	October 3, 2025
November 5, 2025	0.8640	December 15, 2025	255,560	January 6, 2026
On February 12, 2026, we declared a dividend to our stockholders of record as of March 16, 2026 of $0.8640 per share, payable on April 3, 2026.
During the years ended December 31, 2025, 2024 and 2023, we declared dividends in an aggregate and per share amount, based on the weighted average number of common shares outstanding during each respective year, as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Declared distributions	$950,870	$800,838	$740,448
Amount per share each distribution represents based on weighted average number of common shares outstanding	3.22	2.73	2.54

IRON MOUNTAIN 2025 FORM 10-K	105

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
8. STOCKHOLDERS’ EQUITY MATTERS (CONTINUED)
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends"), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2025, 2024 and 2023, the dividends we paid on our common shares were classified as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Nonqualified ordinary dividends	61.1%	82.6%	98.2%
Qualified ordinary dividends(1)	—%	—%	0.8%
Return of capital	38.9%	17.4%	1.0%
	100.0%	100.0%	100.0%
(1)During the year ended December 31, 2023, the percentage of our dividends that was classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits during the year ended December 31, 2023.
NONCONTROLLING INTERESTS
In December 2025, we entered into an agreement with a partner to form our Iron Mountain Data Centers Arizona 3 JV, LP joint venture, which resulted in an initial Noncontrolling interest of approximately $74,800 recorded in our Consolidated Balance Sheet at December 31, 2025.
During the quarter ended September 30, 2024, a put option available to our partner in our Iron Mountain Data Centers Virginia 4/5 JV, LP joint venture expired, triggering a change in the presentation of the related noncontrolling interest. Prior to September 30, 2024, the noncontrolling interest of approximately $53,400 was presented as Redeemable noncontrolling interests in our Consolidated Balance Sheets. Our partner's interest is now presented as Noncontrolling interests in our Consolidated Balance Sheets at December 31, 2025 and 2024.
In August 2024, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 6/7 JV, LLC joint venture, which resulted in an initial Noncontrolling interest of approximately $103,100 recorded in our Consolidated Balance Sheet at September 30, 2024.
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

106	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below:

	DECEMBER 31,
	2025	2024
Deferred Tax Assets:
Accrued liabilities and other adjustments	$158,987	$156,349
Net operating loss carryforwards	173,024	168,773
Valuation allowance	(152,605)	(132,714)
	179,406	192,408
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(177,675)	(185,301)
Property, plant and equipment, principally due to differences in depreciation	(37,915)	(63,192)
Other	(116,082)	(122,844)
	(331,672)	(371,337)
Net deferred tax (liability) asset	$(152,266)	$(178,929)

The deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below:

	DECEMBER 31,
	2025	2024
Deferred tax assets (Included in Other, a component of Other assets, net)	$31,749	$26,412
Deferred tax liabilities	(184,015)	(205,341)
At December 31, 2025, we have federal net operating loss carryforwards of $116,233 and disallowed interest expense carryforwards of $185,852 both of which can be carried forward indefinitely, and of which $109,868 and $64,556, respectively, are expected to be realized to reduce future federal taxable income. We have assets for foreign net operating losses of $146,255 and foreign disallowed interest expense carryforwards of $46,625, with various expiration dates (and in some cases no expiration date), subject to valuation allowances of approximately 77.5% and 26.8%, respectively. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
A rollforward of the valuation allowance is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CHARGED (CREDITED) TO EXPENSE	OTHER INCREASES/(DECREASES)(1)(2)	BALANCE AT END OF THE YEAR
2025	$132,714	$16,740	$3,151	$152,605
2024	103,897	37,018	(8,201)	132,714
2023	47,514	4,855	51,528	103,897
(1)Other decreases and increases in valuation allowances are primarily related to changes in foreign currency exchange rates and prior year acquisitions.
(2)In connection with the implementation of the Organization for Economic Co-operation and Development (the "OECD") global minimum tax initiative known as Pillar Two, any existing deferred taxes not disclosed in our 2023 financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, in 2023, the above table includes the tax effects of these non-United States tax loss carryforwards, which were not previously disclosed in the prior years due to the remote possibility of realization, offset with a full valuation allowance.

IRON MOUNTAIN 2025 FORM 10-K	107

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
The components of Net Income (Loss) Before Provision (Benefit) for Income Taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
United States	$227,656	$56,617	$76,012
Canada	149,219	153,450	111,331
Other Foreign	(165,687)	34,471	39,863
Net Income (Loss) Before Provision (Benefit) for Income Taxes	$211,188	$244,538	$227,206
The Provision (Benefit) for Income Taxes for the years ended December 31, 2025, 2024 and 2023 consist of the following components:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Federal—current	$4,687	$5,205	$1,255
Federal—deferred	(7,450)	(2,394)	(18,488)
State—current	5,543	914	1,544
State—deferred	(1,898)	(3,731)	(4,630)
Foreign—current	96,386	96,168	72,408
Foreign—deferred	(38,334)	(35,290)	(12,146)
Provision (Benefit) for Income Taxes	$58,934	$60,872	$39,943

108	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
Pursuant to the disclosure requirements of ASU 2023-09, a reconciliation of Provision (Benefit) for Income Taxes and the "expected" tax provision computed by applying the current federal statutory tax rate of 21.0% to Net Income (Loss) Before Provision (Benefit) for Income Taxes for the year ended December 31, 2025 is as follows:

	YEAR ENDED DECEMBER 31, 2025
	Amount	Percentage of Net Income (Loss) Before Provision (Benefit) for Income Taxes
Computed "expected" tax provision	$44,349	21.0%
United States(1)
State and local income taxes	4,388	2.1%
Effect of cross-border tax laws
Foreign branch taxes	(13,323)	(6.3)%
Global intangible low-taxed income	9,492	4.5%
Other	(192)	(0.1)%
Changes in valuation allowances	7,956	3.8%
Nontaxable or nondeductible items
Dividends paid deduction	(73,458)	(34.8)%
Nondeductible foreign exchange loss (gain)	9,616	4.6%
Nondeductible officers compensations	32,049	15.2%
Excess tax benefits on equity compensations	(32,343)	(15.3)%
Nondeductible management fees	3,725	1.7%
Other	3,780	1.7%
Canada
Effect of rates different than statutory	(8,938)	(4.2)%
State and local income taxes	17,140	8.1%
Withholding tax	7,506	3.6%
Other	695	0.3%
China
Nondeductible (gain) loss on sale of assets	(7,318)	(3.5)%
Other	1,309	0.6%
Peru
Other	2,235	1.1%
Netherlands
Effect of rates different than statutory	(4,358)	(2.1)%
Changes in valuation allowance	3,062	1.4%
Nondeductible foreign exchange loss (gain)	19,839	9.4%
Other	(2,083)	(1.0)%
Switzerland
Nondeductible loss (gain) on sale of asset	2,911	1.4%
Other	2,483	1.2%
United Kingdom
Effect of rates different than statutory	(3,442)	(1.6)%
Nondeductible foreign exchange loss (gain)	5,888	2.8%
Other	2,865	1.4%
Hong Kong
Other	2,315	1.1%

IRON MOUNTAIN 2025 FORM 10-K	109

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)

	YEAR ENDED DECEMBER 31, 2025
	Amount	Percentage of Net Income (Loss) Before Provision (Benefit) for Income Taxes
Germany
Other	$2,586	1.2%
India
Changes in valuation allowance	3,869	1.8%
Other	1,012	0.5%
Other foreign jurisdictions	10,996	5.2%
Changes in unrecognized tax benefits	2,323	1.1%
Provision (Benefit) for Income Taxes	$58,934	27.9%
(1)In 2025, state and local taxes in Tennessee, Pennsylvania and Texas made up the majority (greater than 50%) of the tax effect in this category.
A reconciliation of Provision (Benefit) for Income Taxes and the "expected" tax provision computed by applying the current federal statutory tax rate of 21.0% to Net Income (Loss) Before Provision (Benefit) for Income Taxes for the years ended December 31, 2024 and 2023, respectively, is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023
Computed "expected" tax provision	$51,353	$47,713
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(33,926)	(39,299)
State taxes, net of federal tax benefit	(2,919)	(3,147)
Increase (decrease) in valuation allowance	37,018	4,855
Withholding taxes	11,359	11,658
(Reversal) reserve accrual and audit settlements, net of federal tax benefit	(2,052)	(4,946)
Change in valuation of acquisition contingencies	643	3,242
Foreign tax rate differential	13,322	6,876
Adjustments relating to foreign taxes	(10,346)	14,405
Excess tax benefits on equity compensation	(5,047)	(1,905)
Other, net	1,467	491
Provision (Benefit) for Income Taxes	$60,872	$39,943
Our effective tax rates for the years ended December 31, 2025, 2024 and 2023 were 27.9%, 24.9% and 17.6%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (i) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate, (ii) tax law changes, (iii) volatility in foreign exchange gains and losses, (iv) the timing of the establishment and reversal of tax reserves, (v) our ability to utilize net operating losses and interest expenses that we generate and (vi) the taxability or deductibility of significant transactions.

110	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2025	2024	2023
The lack of tax benefits recognized for the foreign exchange losses of $26,948 and ordinary losses and disallowed interest expenses of certain entities of $16,740, as well as withholding tax expenses of $15,203, partially offset by the net benefits derived from the dividends paid deduction of $52,601.

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
The OECD has issued proposals that change long-standing tax principles, including a global minimum tax rate of 15% ("Pillar Two"). While the United States has not enacted legislation to effectuate Pillar Two, Iron Mountain operates in many foreign jurisdictions that have enacted legislation to implement Pillar Two. Pillar Two became applicable for Iron Mountain beginning in 2024. Recent G7 Country (Canada, France, Germany, Italy, Japan and the UK) statements released a side-by-side ("SbS") safe harbor that exempts certain U.S.-parented groups from these rules. The side-by-side Safe Harbor provides that Multinational Enterprise G Groups with an Ultimate Parent Entity in a jurisdiction with qualified SbS regime will not be subject to the Income Inclusion Rule and Undertaxed Profits Rule if they elect the SbS Safe Harbor, applicable as of the beginning of 2026. Since we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, we are not expecting a material impact on our effective tax rate, corporate tax liabilities or cash tax liabilities. We continue to monitor United States and global legislative actions as well as administrative guidance related to Pillar Two for potential impacts.
On July 4, 2025, President Trump signed into law the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA introduces several changes to U.S. federal income tax law, such as suspending the capitalization and amortization of domestic research and development expenditures and reinstating bonus depreciation. It also modifies the deductions available for net controlled foreign corporation tested income (formerly referred to as "global intangible low-taxed income") from non-U.S. subsidiaries and changes the limitations on deductible interest. Under the prior law, not more than 20% of the value of a REIT’s total assets at the end of any quarter could be represented by securities of one or more taxable REIT subsidiaries; the OBBBA increased this threshold to 25% effective January 1, 2026. The effective dates of the OBBBA provisions range from 2025 through 2027. We do not expect the OBBBA provisions to have a material impact on our consolidated financial statements.

IRON MOUNTAIN 2025 FORM 10-K	111

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the Provision (Benefit) for Income Taxes in the accompanying Consolidated Statements of Operations. We recorded decreases of $326, $375 and $2,557 for gross interest and penalties for the years ended December 31, 2025, 2024 and 2023, respectively. We had $4,071 and $3,558 accrued for the payment of interest and penalties as of December 31, 2025 and 2024, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

TAX YEARS	TAX JURISDICTION
See Below	United States—Federal and State
2022 to present	United Kingdom
2016 and 2018 to present	Canada
The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2025, 2024 and 2023 tax years and net operating loss carryforwards utilized in these years remain subject to examination for United States federal tax purposes. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2025, we had $28,478 of reserves related to uncertain tax positions, of which $25,020 and $3,458 is included in Other Long-term Liabilities and Deferred Income Taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2024, we had $25,876 of reserves related to uncertain tax positions, of which $19,740 and $6,136 is included in Other Long-term Liabilities and Deferred Income Taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes to our estimates.

112	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—January 1, 2023	$27,753
Gross additions based on tax positions related to the current year	3,511
Gross additions for tax positions of prior years	634
Gross reductions for tax positions of prior years	(5,454)
Lapses of statutes	(2,874)
Gross tax contingencies—December 31, 2023	23,570
Gross additions based on tax positions related to the current year	3,091
Gross reductions for tax positions of prior years	(1,698)
Acquired unrecognized tax benefits	5,717
Lapses of statutes	(4,804)
Gross tax contingencies—December 31, 2024	25,876
Gross additions based on tax positions related to the current year	4,449
Gross additions for tax positions of prior years	1,791
Lapses of statutes	(3,598)
Settlements	(40)
Gross tax contingencies—December 31, 2025	$28,478
INCOME TAX PAYMENTS
Pursuant to the disclosure requirements of ASU 2023-09, the following is a summary of income taxes paid by jurisdiction for the year ended December 31, 2025:

YEAR ENDED DECEMBER 31,
Jurisdiction	2025
United States - Federal	$7,239
United States - State and local	4,454
Canada	53,309
Chile	6,793
Other	49,811
Total	$121,606

IRON MOUNTAIN 2025 FORM 10-K	113

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
10. SEGMENT INFORMATION
Our Chief Operating Decision Maker (“CODM”), our President and CEO, uses Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments. The CODM uses Adjusted EBITDA to ensure that resources, including capital, are allocated strategically to support our strategy.
As of December 31, 2025, our two reportable segments are described as follows:
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
(iii)Global Digital Solutions, which develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information. In October 2025, we launched version 2.0 of our Digital Experience Platform (also referred to as DXP), which offers enhanced content management and smart document processing, an easy-to-use secure platform with workflow tools and Artificial Intelligence agents, allowing customers to make faster and more insightful decisions as well as eliminate obsolete and duplicative data to save costs.
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

114	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
10. SEGMENT INFORMATION (CONTINUED)
The accounting policies of our reportable segments are the same as those described in Note 2.
The operations associated with acquisitions completed during 2025 have been incorporated into our Global RIM Business and Corporate and Other.
An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
As of and for the Year Ended December 31, 2025
Total Revenues	$5,291,481	$803,429	$6,094,910	$806,827	$6,901,737
Storage Rental	3,183,735	797,017	3,980,752	71,758	4,052,510
Service	2,107,746	6,412	2,114,158	735,069	2,849,227
Other Segment Items(1)	2,927,983	387,103	3,315,086
Adjusted EBITDA	2,363,498	416,326	2,779,824
Total Assets(2)	10,891,324	7,968,990	18,860,314	2,264,705	21,125,019
As of and for the Year Ended December 31, 2024
Total Revenues	$4,979,438	$620,028	$5,599,466	$550,443	$6,149,909
Storage Rental	3,009,094	606,294	3,615,388	66,871	3,682,259
Service	1,970,344	13,734	1,984,078	483,572	2,467,650
Other Segment Items(1)	2,756,321	337,515	3,093,836
Adjusted EBITDA	2,223,117	282,513	2,505,630
Total Assets(2)	10,408,885	6,060,608	16,469,493	2,247,622	18,717,115
As of and for the Year Ended December 31, 2023
Total Revenues	$4,661,776	$495,026	$5,156,802	$323,487	$5,480,289
Storage Rental	2,834,352	474,066	3,308,418	62,227	3,370,645
Service	1,827,424	20,960	1,848,384	261,260	2,109,644
Other Segment Items(1)	2,634,739	279,081	2,913,820
Adjusted EBITDA	2,027,037	215,945	2,242,982
Total Assets(2)	10,876,225	4,788,600	15,664,825	1,808,977	17,473,802
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
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN 2025 FORM 10-K	115

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
10. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net Income (Loss) Before Provision (Benefit) for Income Taxes for the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Total Adjusted EBITDA for Reportable Segments	$2,779,824	$2,505,630	$2,242,982
Add/(Deduct):
Corporate and other	(205,874)	(269,250)	(281,305)
Interest expense, net	(829,335)	(721,559)	(585,932)
Depreciation and amortization	(1,024,435)	(900,905)	(776,159)
Acquisition and Integration Costs	(19,545)	(35,842)	(25,875)
Restructuring and other transformation	(195,912)	(161,359)	(175,215)
(Loss) gain on disposal/write-down of property, plant and equipment, net (including real estate)	(24,641)	(6,196)	12,825
Other (expense) income, net, excluding our share of (losses) gains from our unconsolidated joint ventures	(118,473)	(39,159)	(98,891)
Stock-based compensation expense	(140,280)	(118,138)	(73,799)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(10,141)	(8,684)	(11,425)
Total Net Income (Loss) Before Provision (Benefit) for Income Taxes	$211,188	$244,538	$227,206

116	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
10. SEGMENT INFORMATION (CONTINUED)
Information as to our operations in different geographical areas for the years ended December 31, 2025, 2024 and 2023 is as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Revenues:
United States	$4,573,462	$4,008,402	$3,507,134
United Kingdom	472,611	426,462	393,917
Canada	302,421	303,184	279,325
Remaining Countries	1,553,243	1,411,861	1,299,913
Long-lived Assets:
United States	$12,284,125	$11,399,912	$9,492,911
United Kingdom	1,913,326	1,419,582	1,315,715
Canada	639,904	612,581	498,511
Remaining Countries	4,352,681	3,593,818	4,431,120
Information as to our revenues by product and service lines by segment for the years ended December 31, 2025, 2024 and 2023 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Year Ended December 31, 2025
Records Management(1)	$4,208,905	$—	$174,290	$4,383,195
Data Management(1)	504,662	—	—	504,662
Information Destruction(1)(2)(3)	577,914	—	632,537	1,210,451
Data Center(1)	—	803,429	—	803,429
For the Year Ended December 31, 2024
Records Management(1)	$3,899,109	$—	$162,366	$4,061,475
Data Management(1)	515,306	—	—	515,306
Information Destruction(1)(2)(3)	565,023	—	388,077	953,100
Data Center(1)	—	620,028	—	620,028
For the Year Ended December 31, 2023
Records Management(1)	$3,625,264	$—	$146,389	$3,771,653
Data Management(1)	520,194	—	—	520,194
Information Destruction(1)(2)(3)	516,318	—	177,098	693,416
Data Center(1)	—	495,026	—	495,026
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service related, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from our ALM business.

IRON MOUNTAIN 2025 FORM 10-K	117

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
11. RELATED PARTY TRANSACTIONS
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the "Frankfurt JV Agreements").
Revenue recognized in the accompanying Consolidated Statements of Operations under these agreements for the years ended December 31, 2025, 2024 and 2023 is as follows (approximately):

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Frankfurt JV Agreements(1)	$19	$3,000	$1,800
Clutter Agreement(2)	—	—	13,000
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
(2)Relates to revenue associated with certain storage and related services provided to the Clutter JV (the "Clutter Agreement"), which were presented as a component of our Global RIM Business segment through June 2023. In June 2023, we acquired a controlling interest in the Clutter JV and terminated the Clutter Agreement.
12. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In 2025, we completed our investments in Project Matterhorn, a global program designed to accelerate the growth of our business, which we announced in September 2022. Project Matterhorn investments focused on transforming our operating model to a global operating model. Project Matterhorn enabled the development of a solution-based sales approach that allowed us to optimize our shared services and best practices to better serve our customers' needs. As part of this, we invested to accelerate growth and to capture a greater share of the large, global addressable markets in which we operate. We incurred approximately $574,400 in Restructuring and other transformation costs related to Project Matterhorn since its inception. Costs were comprised of (1) restructuring costs, which included (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which included professional fees such as project management costs and costs for third party consultants who assisted in the enablement of our growth initiatives.
Restructuring and other transformation related to Project Matterhorn included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 and from the inception of Project Matterhorn through December 31, 2025 is as follows:

	YEAR ENDED DECEMBER 31, 2025	YEAR ENDED DECEMBER 31, 2024	YEAR ENDED DECEMBER 31, 2023	FROM INCEPTION THROUGH DECEMBER 31, 2025
Restructuring	$86,287	$51,082	$57,319	$207,980
Other transformation	109,625	110,277	117,896	366,439
Restructuring and other transformation	$195,912	$161,359	$175,215	$574,419

118	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2025
(In thousands, except share and per share data)
12. RESTRUCTURING AND OTHER TRANSFORMATION (CONTINUED)
Restructuring costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Consolidated Statements of Operations, by segment, for the years ended December 31, 2025, 2024 and 2023 and from the inception of Project Matterhorn through December 31, 2025 are as follows:

	YEAR ENDED DECEMBER 31, 2025	YEAR ENDED DECEMBER 31, 2024	YEAR ENDED DECEMBER 31, 2023	FROM INCEPTION THROUGH DECEMBER 31, 2025
Global RIM Business	$78,638	$42,130	$46,722	$180,573
Global Data Center Business	415	3,056	520	3,991
Corporate and Other	7,234	5,896	10,077	23,416
Total restructuring costs	$86,287	$51,082	$57,319	$207,980
Other transformation costs for Project Matterhorn, included as a component of Restructuring and other transformation in the accompanying Consolidated Statements of Operations, by segment, for the years ended December 31, 2025, 2024 and 2023 and from the inception of Project Matterhorn through December 31, 2025 are as follows:

	YEAR ENDED DECEMBER 31, 2025	YEAR ENDED DECEMBER 31, 2024	YEAR ENDED DECEMBER 31, 2023	FROM INCEPTION THROUGH DECEMBER 31, 2025
Global RIM Business	$46,453	$38,337	$28,369	$117,060
Global Data Center Business	4,190	4,798	4,964	14,010
Corporate and Other	58,982	67,142	84,563	235,369
Total other transformation costs	$109,625	$110,277	$117,896	$366,439
A rollforward of the accrued restructuring costs and accrued other transformation costs, which are included as components of Accrued expenses and other current liabilities in our Consolidated Balance Sheets for December 31, 2023 through December 31, 2025 is as follows:

	RESTRUCTURING	OTHER TRANSFORMATION	TOTAL RESTRUCTURING AND OTHER TRANSFORMATION
Balance as of December 31, 2023	$10,731	$24,854	$35,585
Amounts accrued	51,082	110,277	161,359
Payments	(54,839)	(122,127)	(176,966)
Balance as of December 31, 2024	6,974	13,004	19,978
Amounts accrued	86,287	109,625	195,912
Payments	(67,033)	(108,598)	(175,631)
Balance as of December 31, 2025	$26,228	$14,031	$40,259

IRON MOUNTAIN 2025 FORM 10-K	119

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)
Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements, data center infrastructure and racking structures. Schedule III does not reflect the 1,111 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for financing leases for property that is classified as land, buildings, data center infrastructure and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, data center infrastructure, racking structures and construction in progress as disclosed in Note 2.i. to Notes to Consolidated Financial Statements as of December 31, 2025:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$7,923,550
Add (Deduct) Reconciling Items:
Book value of racking structures included in leased facilities(1)	1,515,395
Book value of financing leases(2)	462,121
Book value of construction in progress(3)	1,137,968
Book value of other	34,715
Total Reconciling Items	3,150,199
Gross Amount of Real Estate Assets, As Disclosed in Note 2.i.	$11,073,749
(1)Represents the gross book value of racking structures installed in our 1,111 leased facilities, which are included in the historical book value of racking structures in Note 2.i., but excluded from Schedule III.
(2)Represents the gross book value of buildings, building improvements and data center infrastructure that are subject to financing leases, which are included in the historical book value of buildings, building improvements and data center infrastructure in Note 2.i., but excluded from Schedule III.
(3)Represents the gross book value of non-real estate assets, which are included in the historical book value of construction in progress assets in Note 2.i., but excluded from Schedule III. The historical book value of real estate assets associated with owned buildings that are related to construction in progress as of December 31, 2025 are included in Schedule III.
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2025:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,675,548
Add (Deduct) Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,858,802
Accumulated Depreciation - racking structures in leased facilities(2)	1,176,364
Accumulated Depreciation - financing leases(3)	185,363
Accumulated Depreciation - other	14,933
Total Reconciling Items	3,235,462
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$4,911,010
(1)Represents the accumulated depreciation of non-real estate assets that is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III as the assets to which this accumulated depreciation relates are not considered real estate assets associated with owned buildings.
(2)Represents the accumulated depreciation of racking structures as of December 31, 2025 installed in our 1,111 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.
(3)Represents the accumulated depreciation of buildings, building improvements and data center infrastructure as of December 31, 2025 that are subject to financing leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

120	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America
United States (Including Puerto Rico)
1420 North Fiesta Blvd, Gilbert, Arizona	1	$—	$1,637	$3,036	$4,673	$3,008	2001		Up to 40 years
4802 East Van Buren, Phoenix, Arizona	1	—	15,599	531,919	547,518	51,833	2019		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	135,801	558,908	124,324	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	15,327	27,505	10,820	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,446	8,751	6,033	2012		Up to 40 years
5100 E Roosevelt Street, Phoenix, Arizona	1	—	9,400	433,167	442,567	1,447	2025		Up to 40 years
8521 E. Princess Drive, Scottsdale, Arizona	1	—	87,865	9,471	97,336	34,224	2018	(5)	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	3,222	7,984	3,699	2002		Up to 40 years
21063 Forbes St, Hayward, California	1	—	13,407	884	14,291	4,225	2019	(11)	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	34,073	44,241	21,535	1988		Up to 40 years
1010 - 1006 North Mansfield, Los Angeles, California	1	—	749	317	1,066	241	2014		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	8,291	23,463	17,637	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	930	5,506	2,605	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,875	5,295	2,557	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	3,343	9,672	5,120	2002		Up to 40 years
336 Oyster Point Blvd, South San Francisco, California	1	—	15,100	1,428	16,528	3,663	2019	(11)	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,641	6,224	3,006	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	808	7,120	2,824	2014		Up to 40 years

IRON MOUNTAIN 2025 FORM 10-K	121

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
11333 E 53rd Ave, Denver, Colorado	1	$—	$7,403	$11,997	$19,400	$12,787	2001		Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	41,415	157,751	39,163	2017		Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	2,172	9,589	7,265	2002		Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	34,869	45,316	29,532	2001		Up to 40 years
1400 Johnson Way, New Castle, Delaware	1	—	5,686	721	6,407	735	2023	(11)	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	1,284	8,510	6,009	2002		Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	15,591	19,792	10,973	2001		Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	4,028	6,836	5,145	2002		Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	4,273	7,815	1,497	2017		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,946	9,416	5,283	2006		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	34,096	42,043	20,317	1999		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	4,307	4,711	3,258	2001		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	14,769	19,033	12,002	2001		Up to 40 years
1680 and 1700 E. Touhy Avenue, Des Plaines, Illinois	—	—	2,216	149,028	151,244	2,388	2023		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	4,130	6,119	2,545	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	4,690	26,738	13,487	2014		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	696	1,318	634	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	16,611	17,320	8,922	Various		Up to 40 years

122	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	$—	$8,337	$722	$9,059	$4,534	2015	(11)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,728	8,926	5,456	1999		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	6,220	8,040	6,277	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	889	2,800	2,334	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	615	6,028	1,637	2014		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	34,381	90,304	50,785	Various		Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,255	2,549	1,552	2002		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	4,493	7,565	3,610	2004		Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	2	—	2,924	20,462	23,386	11,658	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	11,517	14,947	8,628	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,905	11,084	8,622	2001		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	170,182	480,586	96,488	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	66,371	105,068	70,965	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	20,612	32,346	6,248	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	11,314	20,836	2,924	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	7,751	16,696	2,970	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	12,721	16,306	9,284	2006		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	11,636	12,960	9,128	1998		Up to 40 years

IRON MOUNTAIN 2025 FORM 10-K	123

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1368 County Rd 8, Farmington, New York	1	$—	$2,611	$5,353	$7,964	$6,141	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	3,283	3,385	2,418	2001		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	13,455	36,592	28,359	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	12,139	17,281	10,670	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,863	5,792	3,937	1997		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	2,022	9,109	2,867	2017		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	611	3,740	2,615	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	5,011	8,347	5,345	2001		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	2,790	31,882	8,770	2018	(5)	Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	304,431	325,597	119,689	Various		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	1,212	3,669	2,561	2000		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	4,021	8,206	5,974	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	4,825	16,601	6,314	2016	(11)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,372	4,218	2,180	2016	(11)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,868	5,586	3,268	Various		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	13,518	15,345	4,872	2000		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	1,917	10,216	3,749	2015	(11)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	6,207	25,880	9,728	2013		Up to 40 years

124	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
1905 John Connally Dr, Carrolton, Texas	1	$—	$2,174	$293	$2,467	$1,460	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	4,006	7,524	5,025	2001		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	2,471	5,686	3,401	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	8,822	14,150	4,907	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,452	10,806	7,371	2003		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	12,516	15,704	10,803	2001		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	2,896	5,736	3,428	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,270	2,302	1,416	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	3,191	6,658	3,837	2000		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	39,107	45,434	23,455	2004		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	1,177	2,972	1,750	2000		Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	3,548	5,228	2,069	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,852	8,175	2,873	2015	(11)	Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	5,521	11,760	7,109	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	2,005	3,714	2,610	1999		Up to 40 years
11660 Hayden Road, Manassas, Virginia	7	—	104,824	2,203,883	2,308,707	132,323	2020		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	317	2,894	1,551	2015	(11)	Up to 40 years
6110 Technology Creek Drive, Sandston, Virginia	—	—	8,068	1,000	9,068	—	2024		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	4,513	12,111	7,773	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,960	5,038	3,176	1999		Up to 40 years

IRON MOUNTAIN 2025 FORM 10-K	125

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
6600 Hardeson Rd, Everett, Washington	1	$—	$5,399	$4,271	$9,670	$4,825	2002	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	1,409	5,315	1,299	2015	Up to 40 years
Total United States	117	$—	$1,669,267	$4,628,754	$6,298,021	$1,245,761
Canada
One Command Court, Bedford	1	$—	$3,847	$4,622	$8,469	$5,491	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	6,936	12,339	7,655	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	18,131	23,138	12,553	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	2,024	10,115	5,826	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	6,796	11,122	6,583	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	12,362	27,020	14,977	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	956	2,976	1,955	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	481	4,120	994	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	785	3,536	1,852	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	19,166	27,362	17,464	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	2,548	4,348	2,468	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	10,608	11,667	7,005	2000	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,612	2,441	1,233	2008	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	667	1,910	1,113	2007	Up to 40 years
Total Canada	14	$—	$62,869	$87,694	$150,563	$87,169
Total North America	131	$—	$1,732,136	$4,716,448	$6,448,584	$1,332,930

126	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$14,727	$21,269	$10,891	2010		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	3,621	5,029	3,396	2003		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	3,270	6,406	1,762	2003		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	63	1,998	478	2018		Up to 40 years
G2-B, Engineering Square IDG Developer’s Area, 6th Oct City Giza, Egypt	1	—	8,984	(6,984)	2,000	989	2021	(7)	Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	4,519	11,499	6,688	2003		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	4,698	12,116	7,172	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	7,749	13,026	9,852	2003		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	4,339	7,458	4,020	2003		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	2,368	3,049	1,835	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindon, England	1	—	2,636	2,747	5,383	1,921	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,805	4,555	3,138	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(1,387)	19,931	9,096	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	159	1,481	664	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	1,064	4,454	2,153	2016	(4)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	1,225	15,366	4,786	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	—	12,407	15,075	27,482	21,283	2004		Up to 40 years

IRON MOUNTAIN 2025 FORM 10-K	127

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe (continued)
45 Rue de Savoie, Manissieux, Saint Priest, France	1	$—	$5,546	$609	$6,155	$2,118	2016	(4)	Up to 40 years
Heinrich Lanz Alee 47, Frankfurt, Germany	1	—	80,951	140,054	221,005	21,486	2021	(8)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	2,176	6,198	2,398	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	3,574	6,794	4,404	2006		Up to 40 years
Kilbarry Industrial Park, Dublin Hill, Cork, Ireland	2	—	831	458	1,289	385	2024		Up to 40 years
Loughbeg, Ringaskiddy, Cork, Ireland	—	—	868	113	981	—	2024		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	3,435	12,475	7,671	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	1,813	4,631	2,055	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	9,301	25,335	13,530	2012		Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	6,826	13,796	7,706	Various		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	32,097	43,614	26,224	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	(186)	—	—	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	5,342	16,353	5,978	2010		Up to 40 years
Calle del Mar Egeo, 4, 28830, San Fernando de Hanares, Madrid, Spain	1	—	93,370	220,457	313,827	4,044	2022	(9)	Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	7,336	11,317	8,735	2001		Up to 40 years
Plot No. S10501 & S10506 Jebel Ali Free Zone Authority, United Arab Emirates	1	—	17,000	(3,747)	13,253	2,475	2021	(7)	Up to 40 years
Total Europe	50	$—	$369,809	$489,716	$859,525	$199,333

128	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$141	$796	$112	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(166)	—	—	1998		Up to 40 years
Spegazzini, Ezeiza, Buenos Aires, Argentina	1	—	12,773	(12,578)	195	57	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu, Brazil	1	—	12,562	(4,602)	7,960	2,909	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	1	—	8,894	(3,204)	5,690	2,284	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	9,054	10,922	4,722	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	(6,324)	17,754	4,555	2014		Up to 40 years
El Otoño 398, Lampa, Chile	1	—	1,612	(1,464)	148	5	2015		Up to 40 years
El Taqueral 99, Santiago, Chile	10	—	2,629	28,646	31,275	15,237	Various		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	7	—	4,001	13,050	17,051	9,286	Various		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,163	1,537	905	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	2,895	3,800	896	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	5,625	25,562	8,094	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	4,528	8,065	3,163	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	1,164	3,368	1,648	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	14,622	22,166	9,276	2007		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	7,175	11,287	5,954	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	30,343	38,522	14,671	2010		Up to 40 years
Total Latin America	39	$—	$116,030	$90,068	$206,098	$83,774

IRON MOUNTAIN 2025 FORM 10-K	129

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(11)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(2)(11)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Asia Pacific
12 Whitestone Drive, Austins Ferry, Australia	1	$—	$681	$2,376	$3,057	$765	2012	(4)	Up to 40 years
No.464, Pattandur Agrahara Village, Vertex Tech Park, India	5	—	113,767	120,792	234,559	5,305	2023	(10)	Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor, Indonesia	1	—	7,897	3,615	11,512	3,800	2017		Up to 40 years
Jl. Amd Projakal KM 5.5 Rt 46, Kel. Graha Indah, Kec. Balikpapan Utara, Indonesia	1	—	125	70	195	16	2021		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	70,484	129,121	34,396	2018	(6)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	2,608	13,003	6,493	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	4,670	17,896	8,736	2016	(4)	Up to 40 years
Total Asia Pacific	12	$—	$204,728	$204,615	$409,343	$59,511
Total	232	$—	$2,422,703	$5,500,847	$7,923,550	$1,675,548
(1)The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements, data center infrastructure and racking structures. The listing does not reflect the 1,111 leased facilities in our real estate portfolio. In addition, the above information does not include any value for financing leases for property that is classified as land, buildings, building improvements and data center infrastructure in our consolidated financial statements.
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
(9)Property was acquired in connection with our acquisition of XData Properties, S.L.U.
(10)Property was acquired in connection with our acquisition of the Web Werks JV.
(11)This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

130	IRON MOUNTAIN 2025 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2025
(Dollars in thousands)
(12)The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2025 and 2024:

	YEAR ENDED DECEMBER 31,
GROSS CARRYING AMOUNT OF REAL ESTATE	2025	2024
Gross amount at beginning of period	$6,714,601	$4,964,366
Additions during period:
Discretionary capital projects	1,107,166	1,836,648
Foreign currency translation fluctuations	108,733	(73,945)
	1,215,899	1,762,703
Deductions during period:
Cost of real estate sold, disposed or written-down	(13,061)	(14,872)
Other adjustments	6,111	2,404
	(6,950)	(12,468)
Gross amount at end of period	$7,923,550	$6,714,601

	YEAR ENDED DECEMBER 31,
ACCUMULATED DEPRECIATION	2025	2024
Gross amount of accumulated depreciation at beginning of period	$1,453,058	$1,305,461
Additions during period:
Depreciation	198,994	183,138
Foreign currency translation fluctuations	31,971	(28,488)
	230,965	154,650
Deductions during period:
Amount of accumulated depreciation for real estate assets sold, disposed or written-down	(6,300)	(10,619)
Other adjustments	(2,175)	3,566
	(8,475)	(7,053)
Gross amount of end of period	$1,675,548	$1,453,058

The aggregate cost of our real estate assets for federal tax purposes at December 31, 2025 was approximately $7,881,000.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

IRON MOUNTAIN 2025 FORM 10-K	131

Part IV

INDEX TO EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

EXHIBIT	ITEM
3.1
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 26, 2014, as corrected by the Certificate of Correction of the Company filed with the Secretary of State of the State of Delaware on June 30, 2014. (Incorporated by reference to Annex B-1 to Company's Proxy Statement for a Special Meeting of Stockholders, filed with the SEC on December 23, 2014.)

3.2
Certificate of Merger, amending the Certificate of Incorporation, effective January 20, 2015. (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on January 21, 2015.)

3.3
Certificate of Amendment of the Certificate of Incorporation, effective May 31, 2024. (Incorporated by reference to Annex A to the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders, filed with the SEC on April 19, 2024.)

3.4	Bylaws of the Company, effective May 9, 2023. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 12, 2023.)
4.1
Senior Indenture, dated as of September 18, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.875% Senior Notes due 2027. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 18, 2017.)

4.2
Senior Indenture, dated as of November 13, 2017, among the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent, relating to the 3.875% GBP Senior Notes due 2025. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 15, 2017.)

4.3
Senior Indenture, dated as of December 27, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.25% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 28, 2017.)

4.4
Senior Indenture, dated as of September 9, 2019, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 4.875% Senior Notes due 2029. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on September 10, 2019.)

4.5
Senior Indenture, dated as of June 22, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.000% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 22, 2020.)

4.6
Senior Indenture, dated as of June 22, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.250% Senior Notes due 2030. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 22, 2020.)

4.7
Senior Indenture, dated as of June 22, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.625% Senior Notes due 2032. (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on June 22, 2020.)

4.8
Senior Indenture, dated as of August 18, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.500% Senior Notes due 2031. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 18, 2020.)

4.9
Senior Indenture, dated as of December 28, 2021, among the Issuer, the Company, the Subsidiary Guarantors named therein and Computershare Trust Company, N.A. as trustee, relating to the 5.000% Senior Notes due 2032. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on December 28, 2021.)

4.10
2029 Senior Notes Indenture, dated as of May 15, 2023, among the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee, relating to the 7.000% Senior Notes due 2029. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on May 15, 2023.)

4.11
Senior Indenture, dated as of December 6, 2024, among the Issuer, the Company, the Subsidiary Guarantors named therein and Computershare Trust Company, N.A. as trustee, relating to the 6.25% Senior Notes due 2033.(Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on December 6, 2024.)

4.12
Senior Indenture, dated as of September 10, 2025, among the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee, relating to the 4.750% Euro Senior Notes due 2034. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on September 10, 2025.)

4.13
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8‑K filed with the SEC on January 21, 2015.)

4.14	Description of Securities. (Incorporated by reference to Exhibit 4.16 to the Company's Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020.)
10.1
2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.)

10.2
First Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.)

132	IRON MOUNTAIN 2025 FORM 10-K

Part IV

EXHIBIT	ITEM
10.3
Second Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q for the quarter ended September 30, 2024, filed with the SEC on November 6, 2024.)

10.4
Third Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan.
(#) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012.)

10.5
Fourth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10‑K for the year ended December 31, 2012, filed with the SEC on March 1, 2013.)

10.6
Fifth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q for the quarter ended September 30, 2024, filed with the SEC on November 6, 2024.)

10.7
Iron Mountain Incorporated 2013 Employee Stock Purchase Plan. (#) (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, filed with the SEC on April 24, 2013.)

10.8	First Amendment to the Iron Mountain Incorporated 2013 Employee Stock Purchase Plan. (#) (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 17, 2021.)
10.9
Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Annex C to the Iron Mountain Incorporated Proxy Statement for the Special Meeting of Stockholders, filed with the SEC on December 23, 2014.)

10.10	First Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 30, 2017.)
10.11
Second Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on October 25, 2018.)

10.12	Third Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 17, 2021.)
10.13	Fourth Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 4, 2025.)
10.14
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to Exhibit 10.32 the Company’s Form 10‑K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.)

10.15
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to Exhibit 10.33 to the Company’s Form 10‑K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.)

10.16
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 6). (#) (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.)

10.17
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Exhibit 10.28 to the Company’s Form 10‑K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.)

10.18
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018.)

10.19
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019.)

10.20
Form of Stock Option Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020.)

10.21
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10‑K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.)

10.22
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 6). (#) (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.)

10.23
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10‑K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.)

10.24
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 6). (#) (Incorporated by reference to Exhibit 10.44 to the Company’s Form 10‑K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.)

10.25
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 7). (#) (Incorporated by reference to Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025)

IRON MOUNTAIN 2025 FORM 10-K	133

Part IV

EXHIBIT	ITEM
10.26
Form of Cash Award Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10‑K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.)

10.27
Form of Cash Award Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to Exhibit 10.51 to the Company's Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.)

10.28
Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on December 3, 2012.)

10.29	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.30
Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10‑K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.)

10.31
First Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 6, 2024.)

10.32
Second Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 6, 2024.)

10.33
Third Amendment to Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 6, 2024.)

10.34	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on March 13, 2012.)
10.35
Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.)

10.36
First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10‑K for the year ended December 31, 2012, filed with the SEC on March 1, 2013.)

10.37
Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on December 19, 2014.)

10.38	Severance Program No. 2. (#) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on December 3, 2012.)
10.39
Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on August 22, 2017.)

10.40
First Amendment, dated as of December 12, 2017, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018.)

10.41
Second Amendment, dated as of March 22, 2018, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 27, 2018.)

10.42
Third Amendment and Refinancing Facility Agreement, dated as of June 4, 2018, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 4, 2018.)

10.43
Fourth Amendment, dated as of December 20, 2019, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.52 to the Company's Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020.)

10.44
Fifth Amendment, dated as of December 12, 2021, to Credit Agreement, dated as of June 27, 2011, as amended and restated, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent.(Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 16, 2021.)

134	IRON MOUNTAIN 2025 FORM 10-K

Part IV

EXHIBIT	ITEM
10.45
Amendment and Restatement Agreement, dated as of March 18, 2022, to the Credit Agreement dated as of June 27, 2011, as amended and restated as of March 18, 2022, among the Company, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 18, 2022.)

10.46
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 27, 2018.)

10.47
Amendment No. 1 to Credit Agreement, dated December 28, 2023, among the Company, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 28, 2023.)

10.48
Amendment No. 2 to Credit Agreement dated as of June 7, 2024, by and among the Company, Iron Mountain Information Management, LLC and JPMorgan chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q for the quarter ended June 30, 2024, filed with the SEC on August 1, 2024.)

10.49
Amendment No. 3 to Credit Agreement dated as of July 2, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 3, 2024.)

10.50
Amendment No. 4 to Credit Agreement dated as of August 19, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q for the quarter ended September 30, 2024, filed with the SEC on November 6, 2024.)

10.51
Amendment No. 5 to Credit Agreement dated as of November 7, 2024, by and among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed to the SEC on November 7, 2024.)

10.52
Amendment No. 6 to Credit Agreement, dated as of June 18, 2025, among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 20, 2025.)

10.53
Amendment No. 7 to Credit Agreement, dated as of November 13, 2025, among the Company, certain other subsidiaries of the Company party thereto, the lenders and the other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 13, 2025.)

19.1	Insider Trading Policy. (Incorporated by reference to Exhibit 19.1 to the Company's Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
97.1	Clawback Policy. (Incorporated by reference to Exhibit 97.1 to the Company's Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN 2025 FORM 10-K	135

Part IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
William L. Meaney

/s/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Barry A. Hytinen

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 12, 2026
Jennifer M. Allerton

/s/ PAMELA M. ARWAY	Director	February 12, 2026
Pamela M. Arway

/s/ KENT P. DAUTEN	Director	February 12, 2026
Kent P. Dauten

/s/ JUNE YEE FELIX	Director	February 12, 2026
June Yee Felix

/s/ MONTE E. FORD	Director	February 12, 2026
Monte E. Ford

/s/ CHRISTIE B. KELLY	Director	February 12, 2026
Christie B. Kelly

136	IRON MOUNTAIN 2025 FORM 10-K

Part IV

NAME	TITLE	DATE
/s/ ROBIN L. MATLOCK	Director	February 12, 2026
Robin L. Matlock

/s/ WALTER C. RAKOWICH	Director	February 12, 2026
Walter. C. Rakowich

/s/ THEODORE R. SAMUELS	Director	February 12, 2026
Theodore R. Samuels

/s/ DOYLE R. SIMONS	Director	February 12, 2026
Doyle R. Simons

IRON MOUNTAIN 2025 FORM 10-K	137