Form 10-Q
period 2026-03-31
IRON MOUNTAIN INC
filed 2026-04-30
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 24, 2026, the registrant had 297,524,681 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2026 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025
	3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025
	4	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2026 and 2025
	5	Condensed Consolidated Statements of (Deficit) Equity for the Three Months Ended March 31, 2026 and 2025
	6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025
	7	Notes to Condensed Consolidated Financial Statements
24	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
42	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
44	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
44	ITEM 5.	Other Information
44	ITEM 6.	Exhibits
45	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	MARCH 31, 2026	DECEMBER 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$250,710	$158,535
Accounts receivable (less allowances of $109,363 and $107,838 as of March 31, 2026 and December 31, 2025, respectively)	1,424,635	1,443,669
Prepaid expenses and other	367,738	332,779
Total Current Assets	2,043,083	1,934,983
Property, Plant and Equipment:
Property, plant and equipment	14,862,169	14,457,335
Less—Accumulated depreciation	(5,023,371)	(4,911,010)
Property, Plant and Equipment, Net	9,838,798	9,546,325
Other Assets, Net:
Goodwill	5,274,865	5,285,801
Customer and supplier relationships and other intangible assets	1,231,051	1,269,607
Operating lease right-of-use assets	2,451,023	2,465,196
Other	647,995	623,107
Total Other Assets, Net	9,604,934	9,643,711
Total Assets	$21,486,815	$21,125,019
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$216,965	$216,074
Accounts payable	782,546	710,662
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,271,577	1,290,669
Deferred revenue	386,446	402,091
Total Current Liabilities	2,657,534	2,619,496
Long-term Debt, net of current portion	16,886,016	16,215,885
Long-term Operating Lease Liabilities, net of current portion	2,281,743	2,300,448
Other Long-term Liabilities	355,734	450,083
Deferred Income Taxes	180,436	184,015
Commitments and Contingencies
Redeemable Noncontrolling Interests	63,746	64,423
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 297,478,818 and 295,788,645 shares as of March 31, 2026 and December 31, 2025, respectively)	2,975	2,958
Additional paid-in capital	4,717,301	4,790,190
(Distributions in excess of earnings) Earnings in excess of distributions	(5,532,669)	(5,405,147)
Accumulated other comprehensive items, net	(402,618)	(369,008)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(1,215,011)	(981,007)
Noncontrolling Interests	276,617	271,676
Total (Deficit) Equity	(938,394)	(709,331)
Total Liabilities and (Deficit) Equity	$21,486,815	$21,125,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Revenues:
Storage rental	$1,094,765	$948,376
Service	841,384	644,153
Total Revenues	1,936,149	1,592,529
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	889,803	710,204
Selling, general and administrative	372,764	329,737
Depreciation and amortization	267,839	232,154
Acquisition and Integration Costs	2,921	5,823
Restructuring and other transformation	—	54,746
Loss (gain) on disposal/write-down of property, plant and equipment, net	7,592	5,571
Total Operating Expenses	1,540,919	1,338,235
Operating Income (Loss)	395,230	254,294
Interest Expense, Net (includes Interest Income of $1,503 and $3,463 for the three months ended March 31, 2026 and 2025, respectively)	223,821	194,738
Other (Income) Expense, Net	(4,708)	28,488
Net Income (Loss) Before Provision (Benefit) for Income Taxes	176,117	31,068
Provision (Benefit) for Income Taxes	27,118	14,835
Net Income (Loss)	148,999	16,233
Less: Net Income (Loss) Attributable to Noncontrolling Interests	5,334	281
Net Income (Loss) Attributable to Iron Mountain Incorporated	$143,665	$15,952
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.48	$0.05
Diluted	$0.48	$0.05
Weighted Average Common Shares Outstanding—Basic	296,848	294,507
Weighted Average Common Shares Outstanding—Diluted	298,834	297,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net Income (Loss)	$148,999	$16,233
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(39,468)	74,916
Change in Fair Value of Interest Rate Swaps	4,436	(6,993)
Reclassifications from Accumulated Other Comprehensive Items, net	1,207	—
Total Other Comprehensive (Loss) Income	(33,825)	67,923
Comprehensive Income (Loss)	115,174	84,156
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	5,119	621
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$110,055	$83,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2025	$(709,331)	295,788,645	$2,958	$4,790,190	$(5,405,147)	$(369,008)	$271,676	$64,423
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	(72,872)	1,690,173	17	(72,889)	—	—	—	—
Parent cash dividends declared	(271,187)	—	—	—	(271,187)	—	—	—
Other comprehensive (loss) income	(33,610)	—	—	—	—	(33,610)	—	(215)
Net income (loss)	149,229	—	—	—	143,665	—	5,564	(230)
Noncontrolling interests dividends	(623)	—	—	—	—	—	(623)	(232)
Balance, March 31, 2026	$(938,394)	297,478,818	$2,975	$4,717,301	$(5,532,669)	$(402,618)	$276,617	$63,746

THREE MONTHS ENDED MARCH 31, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2024	$(304,674)	293,592,637	$2,936	$4,647,330	$(4,583,436)	$(569,952)	$198,448	$78,171
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	(37,653)	1,376,103	14	(37,667)	—	—	—	—
Parent cash dividends declared	(241,280)	—	—	—	(241,280)	—	—	—
Other comprehensive income (loss)	67,583	—	—	—	—	67,583	—	340
Net income (loss)	15,909	—	—	—	15,952	—	(43)	324
Noncontrolling interests dividends	(2,160)	—	—	—	—	—	(2,160)	(598)
Balance, March 31, 2025	$(502,275)	294,968,740	$2,950	$4,609,663	$(4,808,764)	$(502,369)	$196,245	$78,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$148,999	$16,233
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	192,125	162,441
Amortization (includes amortization of deferred financing costs and discounts of $8,048 and $7,856 for the three months ended March 31, 2026 and 2025, respectively)	83,762	77,569
Revenue reduction associated with amortization of customer inducements and data center above- and below-market leases	1,498	1,317
Stock-based compensation expense	28,257	26,094
Provision (benefit) for deferred income taxes	2,295	(6,408)
Loss (gain) on disposal/write-down of property, plant and equipment, net	7,592	5,571
Loss (gain) associated with the remeasurement of deferred purchase obligations	17,837	—
Foreign currency transactions and other, net	(8,355)	20,557
(Increase) decrease in assets	(65,908)	(56,083)
(Decrease) increase in liabilities	(69,552)	(49,992)
Cash Flows from Operating Activities	338,550	197,299
Cash Flows from Investing Activities:
Capital expenditures	(518,013)	(674,767)
Cash paid for acquisitions, net of cash acquired	—	(35,066)
Acquisition of customer intangibles	(3,207)	(8,925)
Contract costs	(13,547)	(31,450)
Investments in joint ventures and other investments, net	(1,021)	(16,748)
Proceeds from sales of property and equipment and other, net	4,321	190
Cash Flows from Investing Activities	(531,467)	(766,766)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(3,917,052)	(2,281,353)
Proceeds from revolving credit facility, term loan facilities and other debt	4,575,108	3,390,322
Equity distribution to noncontrolling interests	(855)	(2,758)
Parent cash dividends	(275,589)	(223,479)
Payment of deferred purchase obligations and other deferred payments	(6,384)	(240,217)
Net (payments) proceeds associated with employee stock-based awards	(101,129)	(63,747)
Other, net	(2,877)	64
Cash Flows from Financing Activities	271,222	578,832
Effect of Exchange Rates on Cash and Cash Equivalents	13,870	(9,743)
Increase (Decrease) in Cash and Cash Equivalents	92,175	(378)
Cash and Cash Equivalents, Beginning of Period	158,535	155,716
Cash and Cash Equivalents, End of Period	$250,710	$155,338
Supplemental Information:
Cash Paid for Interest	$341,794	$267,214
Cash Paid for Income Taxes, Net	$26,444	$27,751
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$38,522	$52,284
Accrued Capital Expenditures	$301,901	$321,234
Deferred Purchase Obligations and Other Deferred Payments	$—	$2,880
Dividends Payable	$265,161	$240,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	6

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
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 12, 2026 (our "Annual Report").
We have been organized and have operated as a real estate investment trust ("REIT") for United States federal income tax purposes beginning with our taxable year ended December 31, 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the three months ended March 31, 2026 is as follows:

Balance as of December 31, 2025	$107,838
Credit memos charged to revenue	25,675
Allowance for bad debts charged to expense	16,775
Deductions and other(1)	(40,925)
Balance as of March 31, 2026	$109,363
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	7

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
Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2026 and December 31, 2025 are as follows:

DESCRIPTION	MARCH 31, 2026	DECEMBER 31, 2025
Assets:
Operating lease right-of-use assets	$2,451,023	$2,465,196
Financing lease right-of-use assets, net of accumulated depreciation(1)	482,621	470,803
Liabilities:
Current
Operating lease liabilities	$331,902	$319,129
Financing lease liabilities(1)	61,119	56,287
Long-term
Operating lease liabilities	$2,281,743	$2,300,448
Financing lease liabilities(1)	467,492	470,912
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three months ended March 31, 2026 and 2025 are as follows:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2026	2025
Operating lease cost(1)	$184,369	$173,308
Financing lease cost:
Depreciation of financing lease right-of-use assets	$17,369	$13,732
Interest expense for financing lease liabilities	7,366	6,129
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $48,459 and $46,405 for the three months ended March 31, 2026 and 2025, respectively.
Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2026 and 2025 is as follows:

	THREE MONTHS ENDED MARCH 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2026	2025
Operating cash flows used in operating leases	$128,116	$119,511
Operating cash flows used in financing leases (interest)	7,366	6,129
Financing cash flows used in financing leases	17,033	13,348
NON-CASH ITEMS:
Operating lease modifications and reassessments	$13,731	$(85,512)
New operating leases (including acquisitions)	77,364	38,417
In February 2026, we entered into a finance lease that is expected to commence in July 2026, with an initial lease term of 31 years. The total undiscounted minimum lease payments for this lease are approximately $223,400.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	8

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C. GOODWILL
Our reporting units as of December 31, 2025 are described in detail in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 8) for the three months ended March 31, 2026 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2025	$3,973,406	$482,864	$829,531	$5,285,801
Fair value and other adjustments	3,083	—	(321)	2,762
Currency effects	(8,509)	(5,013)	(176)	(13,698)
Goodwill balance, net of accumulated amortization, as of March 31, 2026	$3,967,980	$477,851	$829,034	$5,274,865
Accumulated goodwill impairment balance as of March 31, 2026	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2026 and December 31, 2025 are as follows:

		FAIR VALUE MEASUREMENTS AT MARCH 31, 2026 USING
DESCRIPTION	TOTAL CARRYING VALUE AT MARCH 31, 2026	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$37,985	$—	$37,985	$—
Time Deposits	3,286	—	3,286	—
Trading Securities	8,552	6,716	1,836	—
Derivative Liabilities	57,292	—	57,292	—
Deferred Purchase Obligations(1)	152,061	—	—	152,061

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2025 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2025	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$7,149	$—	$7,149	$—
Time Deposits	3,430	—	3,430	—
Trading Securities	8,220	6,400	1,820	—
Derivative Liabilities	71,869	—	71,869	—
Deferred Purchase Obligations(1)	134,142	—	—	134,142
(1)The balance as of March 31, 2026 and December 31, 2025 primarily relates to the fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2025 through March 31, 2026:

Balance as of December 31, 2025	$134,142
Additions	—
Payments	—
Other changes, including accretion	17,919
Balance as of March 31, 2026	$152,061
The level 3 valuations of the deferred purchase obligations were determined utilizing a discounted cash flow model and take into account our forecasted projections as they relate to the underlying performance of the business. The discounted cash flow model incorporates assumptions as to expected results over the achievement period, including adjustments for volatility and timing, as well as discount rates that account for the risk of the arrangement and overall market risks. Any material change to these assumptions may result in a significantly higher or lower fair value of the deferred purchase obligations.
There were no material items that were measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025 other than those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three months ended March 31, 2026 and 2025 are as follows:

	THREE MONTHS ENDED MARCH 31, 2026			THREE MONTHS ENDED MARCH 31, 2025
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(358,049)	$(10,959)	$(369,008)	$(568,129)	$(1,823)	$(569,952)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(39,253)	—	(39,253)	74,576	—	74,576
Change in fair value of interest rate swaps	—	4,436	4,436	—	(6,993)	(6,993)
Reclassifications from accumulated other comprehensive items, net	—	1,207	1,207	—	—	—
Total other comprehensive (loss) income	(39,253)	5,643	(33,610)	74,576	(6,993)	67,583
End of Period	$(397,302)	$(5,316)	$(402,618)	$(493,553)	$(8,816)	$(502,369)
F. REVENUES
Certain costs to fulfill or obtain customer contracts and certain initial direct costs of obtaining leases, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, are collectively referred to as "Contract Costs". Contract Costs are primarily made up of Intake Costs and Commissions (each as defined in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report). Contract Costs as of March 31, 2026 and December 31, 2025 are as follows:

	MARCH 31, 2026			DECEMBER 31, 2025
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs and other fulfillment costs asset	$105,151	$(57,260)	$47,891	$111,923	$(60,999)	$50,924
Commissions asset	246,296	(113,205)	133,091	243,966	(110,365)	133,601
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	MARCH 31, 2026	DECEMBER 31, 2025(1)
Deferred revenue—Current(2)	Deferred revenue	$386,446	$402,091
Deferred revenue—Long-term(3)	Other Long-term Liabilities	157,013	165,804
(1)    The beginning balance of current and long-term deferred revenue for the year ended December 31, 2025 was $326,882 and $110,601, respectively.
(2)    Approximately half of this revenue is expected to be recognized over the next month, with the remainder expected to be recognized over the next two to 12 months. The current deferred revenue accounted for under Accounting Standards Codification 842, Leases ("ASC 842") is approximately $55,300 and $41,600 as of March 31, 2026 and December 31, 2025, respectively.
(3)    The long-term deferred revenue accounted for under ASC 842 is approximately $138,800 and $141,100 as of March 31, 2026 and December 31, 2025, respectively.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In addition to our deferred revenue, we have remaining performance obligations related to certain customer contracts that have annual or monthly fixed fees with noncancelable terms. As of March 31, 2026, approximately $261,000 of remaining performance obligations are expected to be recognized as revenue over periods generally ranging from one to five years, with approximately 25% expected to be recognized within the next 12 months. As permitted under ASC 606, we do not disclose the value of remaining performance obligations for contracts as we have applied the "right to invoice" practical expedient (as described in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report).
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Our data center revenue contracts are accounted for in accordance with ASC 842. Storage rental revenue associated with our Global Data Center Business for the three months ended March 31, 2026 and 2025 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Storage rental revenue(1)	$252,505	$172,945
(1)    Revenue associated with variable lease payments, primarily related to power and connectivity, included within storage rental revenue was approximately $59,900 and $34,400 for the three months ended March 31, 2026 and 2025, respectively.
G. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs") (together, "Employee Stock-Based Awards").
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for Employee Stock-Based Awards for the three months ended March 31, 2026 and 2025 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Stock-based compensation expense	$28,257	$26,094
On March 1, 2026, we granted approximately 74,000 stock options, 552,000 RSUs and 441,000 PUs under the 2014 Plan (as defined in Note 2.t. to Notes to Consolidated Financial Statements included in our Annual Report).
As of March 31, 2026, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $175,388.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three months ended March 31, 2026 and 2025 consists of the following:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2026	2025
Foreign currency transaction (gains) losses, net(1)	$(24,512)	$29,663
Other, net(2)	19,804	(1,175)
Other (Income) Expense, Net	$(4,708)	$28,488
(1)The gains for the three months ended March 31, 2026 primarily consist of the impact of changes in the exchange rate of the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three months ended March 31, 2026 primarily consists of a loss of approximately $17,800 due to the change in value of our deferred purchase obligations and other deferred payments.
I. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2026 and 2025 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2026(1)	2025(2)
Effective Tax Rate	15.4%	47.8%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2026 were the (i) benefits derived from the dividends paid deduction, (ii) income we recorded in Other (income) expense, net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by (iii) disallowed interest expenses of certain entities.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2025 were the (i) lack of tax benefits recognized for the ordinary losses, (ii) disallowed interest expenses of certain entities and (iii) losses we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by (iv) benefits derived from the dividends paid deduction.
Effective on January 1, 2026, the One Big Beautiful Bill Act increased the maximum allowable value of a REIT’s total assets held in one or more taxable REIT subsidiaries at the end of any quarter from 20% to 25%.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three months ended March 31, 2026 and 2025 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net Income (Loss)	$148,999	$16,233
Less: Net Income (Loss) Attributable to Noncontrolling Interests	5,334	281
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$143,665	$15,952
Weighted-average shares—basic	296,848,000	294,507,000
Effect of dilutive potential stock options	1,704,000	2,162,000
Effect of dilutive potential RSUs and PUs	282,000	591,000
Weighted-average shares—diluted	298,834,000	297,260,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.48	$0.05
Diluted	$0.48	$0.05
Antidilutive stock options, RSUs and PUs excluded from the calculation	229,681	98,685
3. INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV at March 31, 2026 and December 31, 2025 is as follows:

	MARCH 31, 2026		DECEMBER 31, 2025
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$82,641	20%	$85,156	20%
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

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	14

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
As of March 31, 2026 and December 31, 2025, we have approximately $1,010,000 and $1,349,000, respectively, in notional value outstanding on our interest rate swap agreements. As of March 31, 2026, our interest rate swap agreements have maturity dates ranging from August 2026 through May 2027.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS NET INVESTMENT HEDGES
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of March 31, 2026, our cross-currency swap agreements have maturity dates ranging from November 2026 through February 2029.
The notional values of our cross-currency swaps, by hedged currency, as of March 31, 2026 and December 31, 2025, are as follows:

	MARCH 31, 2026	DECEMBER 31, 2025
Euro	$504,559	$509,187
Canadian dollar	350,000	350,000
	$854,559	$859,187
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
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, by derivative instrument, are as follows:

	MARCH 31, 2026		DECEMBER 31, 2025
DERIVATIVE INSTRUMENTS(1)	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Cash Flow Hedges(2)
Interest rate swap agreements	$—	$(5,316)	$—	$(9,752)
Net Investment Hedges(3)
Cross-currency swap agreements	—	(51,976)	—	(62,117)
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2026, $4,528 is included within Accrued expenses and other current liabilities and $52,764 is included within Other long-term liabilities. As of December 31, 2025, $63,634 is included within Accrued expenses and other current liabilities and $8,235 is included within Other long-term liabilities.
(2)As of March 31, 2026, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $5,316.
(3)As of March 31, 2026, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $51,976. In addition, we have cumulative net gains of $62,711 related to the excluded component of our cross-currency swap agreements recorded within Accumulated other comprehensive items, net.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized gains (losses) recognized in Accumulated other comprehensive items, net during the three months ended March 31, 2026 and 2025, by derivative instrument, are as follows:

	THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	2026	2025
Cash Flow Hedges
Interest rate swap agreements	$4,436	$(6,993)
Net Investment Hedges
Cross-currency swap agreements	10,141	(25,119)
Cross-currency swap agreements (excluded component)	(896)	4,176
(Losses) gains recognized in Net income (loss) during the three months ended March 31, 2026 and 2025, by derivative instrument, are as follows:

		THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS	LOCATION OF (LOSS) GAIN	2026	2025
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$(1,207)	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	896	(4,176)

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT
Long-term debt is as follows:

	MARCH 31, 2026				DECEMBER 31, 2025
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$1,285,000	$(7,724)	$1,277,276	$1,285,000	$751,500	$(8,207)	$743,293	$751,500
Term Loan A(1)	481,250	—	481,250	481,250	487,500	—	487,500	487,500
Term Loan B(1)	2,016,319	(11,885)	2,004,434	2,026,313	2,020,957	(12,465)	2,008,492	2,031,495
Virginia 3 Term Loans due 2026	—	—	—	—	271,079	(1,189)	269,890	271,079
Virginia 6 Term Loans(2)	210,000	(2,140)	207,860	210,000	210,000	(2,633)	207,367	210,000
Virginia 7 Term Loans(2)	293,455	(3,535)	289,920	293,455	275,314	(4,351)	270,963	275,314
Virginia 4/5 Term Loans due 2030(2)	208,224	(3,350)	204,874	208,224	208,224	(3,529)	204,695	208,224
Virginia 3 Term Loans due 2031(3)	433,000	(8,583)	424,417	433,000	—	—	—	—
Australian Dollar Term Loan(2)	267,998	(1,915)	266,083	269,708	262,192	(1,965)	260,227	263,948
UK Revolving Credit Facility(2)	185,035	(1,684)	183,351	185,035	188,385	(2,002)	186,383	188,385
4 7/8% Notes due 2027(2)	1,000,000	(2,133)	997,867	993,750	1,000,000	(2,488)	997,512	995,000
5 1/4% Notes due 2028(2)	825,000	(2,362)	822,638	818,813	825,000	(2,657)	822,343	823,969
5% Notes due 2028(2)	500,000	(1,688)	498,312	492,500	500,000	(1,869)	498,131	497,500
7% Notes(2)	1,000,000	(6,027)	993,973	1,013,750	1,000,000	(6,559)	993,441	1,025,000
4 7/8% Notes due 2029(2)	1,000,000	(5,063)	994,937	966,250	1,000,000	(5,425)	994,575	983,750
5 1/4% Notes due 2030(2)	1,300,000	(6,518)	1,293,482	1,254,500	1,300,000	(6,894)	1,293,106	1,280,500
4 1/2% Notes(2)	1,100,000	(6,119)	1,093,881	1,023,000	1,100,000	(6,430)	1,093,570	1,042,250
5% Notes due 2032(2)	750,000	(8,268)	741,732	701,250	750,000	(8,595)	741,405	710,625
5 5/8% Notes(2)	600,000	(3,678)	596,322	577,500	600,000	(3,823)	596,177	586,500
6 1/4% Notes(2)	1,200,000	(12,302)	1,187,698	1,183,500	1,200,000	(12,752)	1,187,248	1,206,000
Euro Notes(2)	1,380,536	(16,247)	1,364,289	1,276,651	1,408,825	(16,765)	1,392,060	1,370,082
Real Estate Mortgages, Financing Lease Liabilities and Other	780,096	(1,375)	778,721	780,096	785,497	(1,512)	783,985	785,497
Accounts Receivable Securitization Program	400,000	(336)	399,664	400,000	400,000	(404)	399,596	400,000
Total Long-term Debt	17,215,913	(112,932)	17,102,981		16,544,473	(112,514)	16,431,959
Less Current Portion	(216,965)	—	(216,965)		(216,074)	—	(216,074)
Long-term Debt, Net of Current Portion	$16,998,948	$(112,932)	$16,886,016		$16,328,399	$(112,514)	$16,215,885
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B"). The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2026 was $1,452,564 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 5.4% as of March 31, 2026.
(2)Each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)We believe the fair value (Level 2 of the fair value hierarchy described in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report) of this debt instrument approximates its carrying value as these borrowings are based on current market interest rates.
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2026).

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT (CONTINUED)
DATA CENTER DEBT AGREEMENTS
On January 9, 2026, Iron Mountain Data Centers Virginia 3, LLC and Iron Mountain Data Centers Virginia 3 Intermediate II, LLC, both wholly owned subsidiaries of Iron Mountain Incorporated, entered into a mortgage loan agreement and a mezzanine loan agreement with a total original principal balance of $433,000 (the "Virginia 3 Term Loans due 2031"). Virginia 3 Term Loans due 2031 are secured by the property of Iron Mountain Data Centers Virginia 3, LLC and are scheduled to mature on January 9, 2031, at which point all obligations will become due. The Virginia 3 Term Loans due 2031 bear interest at a weighted average rate of 6.33%. Total net proceeds from the Virginia 3 Term Loans due 2031 were used to repay the Virginia 3 Term Loans due 2026 (defined as the Virginia 3 Term Loans in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) and a portion of the outstanding borrowings under the Revolving Credit Facility.
LETTERS OF CREDIT
As of March 31, 2026, we have outstanding letters of credit totaling $73,609, of which $12,436 reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between April 2026 and June 2027.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR")-based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA")-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2026. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
7. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
In fiscal year 2025 and the three months ended March 31, 2026, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 13, 2025	$0.785	March 17, 2025	$231,549	April 4, 2025
May 1, 2025	0.785	June 16, 2025	231,789	July 3, 2025
August 6, 2025	0.785	September 15, 2025	231,972	October 3, 2025
November 5, 2025	0.864	December 15, 2025	255,560	January 6, 2026
February 12, 2026	0.864	March 16, 2026	257,022	April 3, 2026
On April 30, 2026, we declared a dividend to our stockholders of record as of June 15, 2026 of $0.864 per share, payable on July 3, 2026.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	19

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
Our reportable segments as of December 31, 2025 are described in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report. Our reportable segments are as follows:
•Global RIM Business
•Global Data Center Business
The remaining activities of our business consist primarily of our asset lifecycle management ("ALM") and Fine Arts businesses and other corporate items ("Corporate and Other").
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Three Months Ended March 31, 2026
Total Revenues	$1,404,086	$254,725	$1,658,811	$277,338	$1,936,149
Storage Rental	823,517	252,505	1,076,022	18,743	1,094,765
Service	580,569	2,220	582,789	258,595	841,384
Other Segment Items(1)	786,407	121,962	908,369
Adjusted EBITDA	617,679	132,763	750,442
Total Assets(2)	10,941,270	8,276,221	19,217,491	2,269,324	21,486,815
For the Three Months Ended March 31, 2025
Total Revenues	$1,255,942	$173,197	$1,429,139	$163,390	$1,592,529
Storage Rental	757,508	172,945	930,453	17,923	948,376
Service	498,434	252	498,686	145,467	644,153
Other Segment Items(1)	699,628	82,381	782,009
Adjusted EBITDA	556,314	90,816	647,130
Total Assets(2)	10,263,140	6,641,688	16,904,828	2,457,259	19,362,087
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
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net Income (Loss) Before Provision (Benefit) for Income Taxes for the three months ended March 31, 2026 and 2025 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Total Adjusted EBITDA for Reportable Segments	$750,442	$647,130
Add/(Deduct):
Corporate and other	(42,503)	(67,224)
Interest expense, net	(223,821)	(194,738)
Depreciation and amortization	(267,839)	(232,154)
Acquisition and Integration Costs(1)	(2,921)	(5,823)
Restructuring and other transformation	—	(54,746)
(Loss) gain on disposal/write-down of property, plant and equipment, net (including real estate)	(7,592)	(5,571)
Other income (expense), net, excluding our share of (losses) gains from our unconsolidated joint ventures	1,196	(27,382)
Stock-based compensation expense	(28,257)	(26,094)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(2,588)	(2,330)
Total Net Income (Loss) Before Provision (Benefit) for Income Taxes	$176,117	$31,068
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

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
Segment revenue by product and service lines for the three months ended March 31, 2026 and 2025 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Global RIM Business
Records Management(1)	$1,130,101	$991,827
Data Management(1)	122,957	122,087
Information Destruction(1)(2)	151,028	142,028
Data Center(1)	—	—
Global Data Center Business
Records Management(1)	$—	$—
Data Management(1)	—	—
Information Destruction(1)	—	—
Data Center(1)	254,725	173,197
Corporate and Other
Records Management(1)	$45,489	$42,787
Data Management(1)	—	—
Information Destruction(1)(3)	231,849	120,603
Data Center(1)	—	—
Total Consolidated
Records Management(1)	$1,175,590	$1,034,614
Data Management(1)	122,957	122,087
Information Destruction(1)(2)(3)	382,877	262,631
Data Center(1)	254,725	173,197
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service related, except for information destruction, which does not have a storage rental component.
(2)Information destruction revenue for our Global RIM Business includes secure shredding services.
(3)Information destruction revenue for Corporate and Other includes product revenue from our ALM business.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	22

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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three months ended March 31, 2026 and 2025 is as follows (approximately):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Frankfurt JV Agreements(1)	$436	$—
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.
10. RESTRUCTURING AND OTHER TRANSFORMATION
PROJECT MATTERHORN
In 2025, we completed our investments in Project Matterhorn, a global program designed to accelerate the growth of our business ("Project Matterhorn"), which we announced in September 2022. The implementation of Project Matterhorn resulted in Restructuring and other transformation costs which were comprised of: (1) restructuring costs, which included (i) site consolidation and other related exit costs, (ii) employee severance costs and (iii) certain professional fees associated with these activities, and (2) other transformation costs, which included professional fees such as project management costs and costs for third party consultants who assisted in the enablement of our growth initiatives.
As Project Matterhorn was completed as of December 31, 2025, there were no Restructuring and other transformation costs for the three months ended March 31, 2026. Total Restructuring and other transformation costs for the three months ended March 31, 2025 was $54,746 and consisted of (i) restructuring costs of $21,856 and (ii) other transformation costs of $32,890.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	23

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2026, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 12, 2026 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes", "expects", "anticipates", "estimates", "plans", "intends", "pursue", "commits", "will" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, grow our businesses (including through joint ventures or other co-investment vehicles), incorporate alternative technologies (including artificial intelligence) into our business, achieve satisfactory returns on new product offerings, continue our revenue management, expand and manage our global operations, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and transition to more sustainable sources of energy;
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
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	24

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three months ended March 31, 2026 within each section.
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
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the three months ended March 31, 2026 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

22%
Product Cost of Sales and Other
36%
Labor
5%
Transportation
37%
Facilities

26%
Sales, Marketing and Account Management
74%
General, Administrative and Other

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	25

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net Income (Loss)	$148,999	$16,233
Add/(Deduct):
Interest expense, net	223,821	194,738
Provision (benefit) for income taxes	27,118	14,835
Depreciation and amortization	267,839	232,154
Acquisition and Integration Costs(1)	2,921	5,823
Restructuring and other transformation	—	54,746
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	7,592	5,571
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(1,196)	27,382
Stock-based compensation expense	28,257	26,094
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,588	2,330
Adjusted EBITDA	$707,939	$579,906
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

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	26

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.48	$0.05
Add/(Deduct):
Acquisition and Integration Costs	0.01	0.02
Restructuring and other transformation	—	0.18
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.03	0.02
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	—	0.09
Stock-based compensation expense	0.09	0.09
Non-cash amortization related to derivative instruments	—	0.01
Tax impact of reconciling items and discrete tax items(1)	(0.02)	(0.04)
Income (Loss) Attributable to Noncontrolling Interests	0.02	—
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.60	$0.43
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2026 and 2025 are primarily due to (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but have an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2026 and 2025 was 15.5% and 17.0%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	27

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
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net Income (Loss)	$148,999	$16,233
Add/(Deduct):
Real estate depreciation	111,459	94,147
Loss (gain) on sale of real estate, net of tax	717	312
Data center lease-based intangible assets amortization	1,842	2,019
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,598	1,496
FFO (Nareit)	264,615	114,207
Add/(Deduct):
Acquisition and Integration Costs	2,921	5,823
Restructuring and other transformation	—	54,746
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	6,875	5,292
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(1,196)	27,382
Stock-based compensation expense	28,257	26,094
Non-cash amortization related to derivative instruments	(896)	4,176
Real estate financing lease depreciation	3,924	3,148
Tax impact of reconciling items and discrete tax items(2)	(9,896)	(11,673)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(57)	(125)
FFO (Normalized)	$294,547	$229,070
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.h. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but have an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $(0.3) million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	28

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
Further detail regarding our critical accounting estimates can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2025.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 TO THE THREE MONTHS ENDED MARCH 31, 2025 (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Revenues	$1,936,149	$1,592,529	$343,620	21.6%
Operating Expenses	1,540,919	1,338,235	202,684	15.1%
Operating Income	395,230	254,294	140,936	55.4%
Other Expenses, Net	246,231	238,061	8,170	3.4%
Net Income (Loss)	148,999	16,233	132,766	817.9%
Net Income (Loss) Attributable to Noncontrolling Interests	5,334	281	5,053	1,798.2%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$143,665	$15,952	$127,713	800.6%
Adjusted EBITDA(1)	$707,939	$579,906	$128,033	22.1%
Adjusted EBITDA Margin(1)	36.6%	36.4%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	29

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,094,765	$948,376	$146,389	15.4%	12.6%	12.4%	0.2%
Service	841,384	644,153	197,231	30.6%	27.6%	24.3%	3.3%
Total Revenues	$1,936,149	$1,592,529	$343,620	21.6%	18.6%	17.2%	1.4%
(1)Constant currency growth rate, which is a non-GAAP measure, is calculated by translating the 2025 results at the 2026 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.
TOTAL REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 include the following:

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
•an increase of $16.9 million due to recent acquisitions in our ALM business.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	30

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
Labor	$316,031	$273,981	$42,050	15.3%	11.8%	16.3%	17.2%	(0.9)%
Facilities	330,647	287,406	43,241	15.0%	11.7%	17.1%	18.0%	(0.9)%
Transportation	44,147	43,133	1,014	2.4%	(0.2)%	2.3%	2.7%	(0.4)%
Product Cost of Sales and Other	198,978	105,684	93,294	88.3%	85.6%	10.3%	6.6%	3.7%
Total Cost of sales	$889,803	$710,204	$179,599	25.3%	21.9%	46.0%	44.6%	1.4%
Primary factors influencing the change in reported Cost of sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business segment;
•an increase in facilities expenses, primarily driven by higher utilities cost in our Global Data Center Business segment, and increases in rent and real estate tax expense; and
•an increase in product cost of sales and other in our ALM business in line with product sales increases from new and existing customers.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
General, Administrative and Other	$274,515	$242,874	$31,641	13.0%	11.2%	14.2%	15.3%	(1.1)%
Sales, Marketing and Account Management	98,249	86,863	11,386	13.1%	9.6%	5.1%	5.5%	(0.4)%
Total Selling, general and administrative expenses	$372,764	$329,737	$43,027	13.0%	10.8%	19.3%	20.7%	(1.4)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense; and
•an increase in sales, marketing and account management expenses, primarily driven by higher compensation expense, and increased marketing costs.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased $29.7 million, or 18.3%, for the three months ended March 31, 2026 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $6.0 million, or 8.6%, for the three months ended March 31, 2026 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the three months ended March 31, 2026 and 2025 were approximately $2.9 million and $5.8 million, respectively.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	31

Part I. Financial Information

LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the three months ended March 31, 2026 and 2025 was approximately $7.6 million and $5.6 million, respectively.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased $29.1 million to $223.8 million in the three months ended March 31, 2026 from $194.7 million in the prior year period. The increase is primarily due to higher average debt outstanding during the three months ended March 31, 2026 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.5% and 5.7% at March 31, 2026 and 2025, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three months ended March 31, 2026 and 2025 consists of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE
DESCRIPTION	2026	2025
Foreign currency transaction (gains) losses, net(1)	$(24,512)	$29,663	$(54,175)
Other, net(2)	19,804	(1,175)	20,979
Other (Income) Expense, Net	$(4,708)	$28,488	$(33,196)
(1)The gains for the three months ended March 31, 2026 primarily consist of the impact of changes in the exchange rate of the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three months ended March 31, 2026 primarily consists of a loss of approximately $17.8 million due to the change in value of our deferred purchase obligations.
PROVISION (BENEFIT) FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2026 and 2025 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Effective Tax Rate	15.4%	47.8%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2026 were the (i) benefits derived from the dividends paid deduction, (ii) income we recorded in Other (income) expense, net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by (iii) disallowed interest expenses of certain entities.
Effective on January 1, 2026, the One Big Beautiful Bill Act increased the maximum allowable value of a REIT’s total assets held in one or more taxable REIT subsidiaries at the end of any quarter from 20% to 25%.
Beginning in 2024, we became subject to the Organization for Economic Cooperation and Development (the “OECD”) Global Anti-Base Erosion Model Rules (“Pillar Two”). Pillar Two may impose additional taxes (“Top-Up Taxes”) if the effective tax rate (as defined by the OECD) in a jurisdiction is below 15%. Pillar Two does not apply to “Excluded Entities” and certain subsidiaries of Excluded Entities. We continue to believe that we qualify as an Excluded Entity as a “Real Estate Investment Vehicle.” In the event certain subsidiaries do not qualify as Excluded Entities, available safe harbor rules could apply that would exempt the entities from any Top-Up Taxes. Substantially all of our non-excluded, non-U.S. jurisdictions qualify for one or more of the safe harbor rules.
On January 5, 2026, the OECD announced a comprehensive Side-by-Side safe harbor package (the “SbS Safe Harbor”) that, if enacted, would exempt U.S.-parented multinational companies from certain Top-Up Taxes under Pillar Two beginning January 1, 2026. While the SbS Safe Harbor is not yet enacted in any foreign jurisdiction where we operate, we expect that the SbS Safe Harbor may be adopted prior to the year ended December 31, 2026.
We do not expect the Top-Up Taxes of the remaining non-U.S. jurisdictions that may not qualify for the safe harbor rules, or the Top-Up Taxes from our U.S. income that may be subject to Pillar Two, to have a material impact on our consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	32

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Net Income (Loss)	$148,999	$16,233	$132,766	817.9%
Net Income (Loss) as a percentage of Revenue	7.7%	1.0%
Adjusted EBITDA	$707,939	$579,906	$128,033	22.1%
Adjusted EBITDA Margin	36.6%	36.4%

Adjusted EBITDA Margin for the three months ended March 31, 2026 increased 20 basis points from the same prior year period driven by favorable overhead management, offset by changes in our revenue mix.
↑ INCREASED BY $128.0 MILLION OR 22.1% Adjusted EBITDA

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	33

Part I. Financial Information

SEGMENT ANALYSIS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$823,517	$757,508	$66,009	8.7%	5.9%	5.6%	0.3%
Service	580,569	498,434	82,135	16.5%	13.4%	12.5%	0.9%
Segment Revenue	$1,404,086	$1,255,942	$148,144	11.8%	8.9%	8.3%	0.6%
Segment Adjusted EBITDA	$617,679	$556,314	$61,365
Segment Adjusted EBITDA Margin	44.0%	44.3%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the three months ended March 31, 2026 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our Global Digital Solutions business and growth in our traditional service activity levels; and
•a 30 basis point decrease in Adjusted EBITDA Margin primarily driven by changes in revenue mix, partially offset by favorable overhead management.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	34

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$252,505	$172,945	$79,560	46.0%	43.1%	43.1%	—%
Service	2,220	252	1,968	781.0%	4,948.3%	4,948.3%	—%
Segment Revenue	$254,725	$173,197	$81,528	47.1%	44.3%	44.3%	—%
Segment Adjusted EBITDA	$132,763	$90,816	$41,947
Segment Adjusted EBITDA Margin	52.1%	52.4%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the three months ended March 31, 2026 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first three months of 2026 and in prior periods, improved pricing and increased customer usage of power;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 30 basis point decrease in Adjusted EBITDA Margin reflecting higher pass-through power costs, partially offset by ongoing cost management.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	35

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$18,743	$17,923	$820	4.6%	3.1%	3.1%	—%
Service	258,595	145,467	113,128	77.8%	75.6%	64.1%	11.5%
Revenue	$277,338	$163,390	$113,948	69.7%	67.6%	57.4%	10.2%
Adjusted EBITDA	$(42,503)	$(67,224)	$24,721
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the three months ended March 31, 2026 compared to the prior year period include the following:
•an increase in service revenue of $16.9 million due to acquisitions in our ALM business;
•organic service revenue growth in our ALM business driven by growth from new and existing customers and improved component pricing trends; and
•an improvement in Adjusted EBITDA driven by service revenue improvement in our ALM business.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	36

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
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2026	2025
Cash Flows from Operating Activities	$338,550	$197,299
Cash Flows from Investing Activities	(531,467)	(766,766)
Cash Flows from Financing Activities	271,222	578,832
Cash and Cash Equivalents, End of Period	250,710	155,338
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the three months ended March 31, 2026, net cash flows provided by operating activities increased by $141.3 million compared to the prior year period, primarily due to an increase in net income (loss) (excluding non-cash charges) of $170.7 million, partially offset by a decrease in cash from working capital of $29.4 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the three months ended March 31, 2026 included cash paid for capital expenditures of $518.0 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the three months ended March 31, 2026 included:
•Net proceeds of approximately $658.1 million primarily associated with borrowings under the Revolving Credit Facility and our data center credit facilities, which were used to partially finance the construction of our data centers.
•Payment of dividends in the amount of $275.6 million on our common stock.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	37

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the three months ended March 31, 2026 and 2025, organized by the type of the spending as described in our Annual Report (in thousands):

	THREE MONTHS ENDED MARCH 31,
NATURE OF CAPITAL SPEND	2026	2025
Growth Investment Capital Expenditures:
Data Center	$408,084	$575,999
Real Estate	46,936	30,934
Innovation and Other	37,070	21,584
Total Growth Investment Capital Expenditures	492,090	628,517
Recurring Capital Expenditures:
Data Center	$3,377	$3,067
Real Estate	7,778	8,196
Non-Real Estate	24,124	16,820
Total Recurring Capital Expenditures	35,279	28,083
Total Capital Spend (on accrual basis)	$527,369	$656,600
Net increase (decrease) in prepaid capital expenditures	11,370	(2,351)
Net (increase) decrease in accrued capital expenditures	(20,726)	20,518
Total Capital Spend (on cash basis)	$518,013	$674,767

Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $2,200.0 million for the year ending December 31, 2026. Of this, we expect capital expenditures for growth investment of approximately $2,050.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first three months of 2026 and fiscal year 2025.
On April 30, 2026, we declared a dividend to our stockholders of record as of June 15, 2026 of $0.864 per share, payable on July 3, 2026.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	38

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2026 are related to cash and cash equivalents held in money market funds. See Note 2.d. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of March 31, 2026 is as follows (in thousands):

	MARCH 31, 2026
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$1,285,000	$(7,724)	$1,277,276
Term Loan A(1)	481,250	—	481,250
Term Loan B(1)	2,016,319	(11,885)	2,004,434
Virginia 6 Term Loans(2)	210,000	(2,140)	207,860
Virginia 7 Term Loans(2)	293,455	(3,535)	289,920
Virginia 4/5 Term Loans due 2030(2)	208,224	(3,350)	204,874
Virginia 3 Term Loans due 2031	433,000	(8,583)	424,417
AUD Term Loan(2)	267,998	(1,915)	266,083
UK Revolving Credit Facility(2)	185,035	(1,684)	183,351
4 7/8% Notes due 2027(2)	1,000,000	(2,133)	997,867
5 1/4% Notes due 2028(2)	825,000	(2,362)	822,638
5% Notes due 2028(2)	500,000	(1,688)	498,312
7% Notes(2)	1,000,000	(6,027)	993,973
4 7/8% Notes due 2029(2)	1,000,000	(5,063)	994,937
5 1/4% Notes due 2030(2)	1,300,000	(6,518)	1,293,482
4 1/2% Notes(2)	1,100,000	(6,119)	1,093,881
5% Notes due 2032(2)	750,000	(8,268)	741,732
5 5/8% Notes(2)	600,000	(3,678)	596,322
6 1/4% Notes(2)	1,200,000	(12,302)	1,187,698
Euro Notes(2)	1,380,536	(16,247)	1,364,289
Real Estate Mortgages, Financing Lease Liabilities and Other	780,096	(1,375)	778,721
Accounts Receivable Securitization Program	400,000	(336)	399,664
Total Long-term Debt	17,215,913	(112,932)	17,102,981
Less Current Portion	(216,965)	—	(216,965)
Long-term Debt, Net of Current Portion	$16,998,948	$(112,932)	$16,886,016
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B").
(2)Each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
DATA CENTER DEBT AGREEMENTS
On January 9, 2026, Iron Mountain Data Centers Virginia 3, LLC and Iron Mountain Data Centers Virginia 3 Intermediate II, LLC, both wholly owned subsidiaries of Iron Mountain Incorporated, entered into a mortgage loan agreement and a mezzanine loan agreement with a total original principal balance of $433.0 million (the "Virginia 3 Term Loans due 2031"). Virginia 3 Term Loans due 2031 are secured by the property of Iron Mountain Data Centers Virginia 3, LLC and are scheduled to mature on January 9, 2031, at which point all obligations will become due. The Virginia 3 Term Loans due 2031 bear interest at a weighted average rate of 6.33%. Total net proceeds from the Virginia 3 Term Loans due 2031 were used to repay the Virginia 3 Term Loans due 2026 (defined as the Virginia 3 Term Loans in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) and a portion of the outstanding borrowings under the Revolving Credit Facility.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	39

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2026 are as follows:

	MARCH 31, 2026	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	4.8	Maximum allowable of 7.0
Fixed charge coverage ratio	2.5	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2026. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
As of March 31, 2026 and December 31, 2025, we have approximately $1,010.0 million and $1,349.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of March 31, 2026, our interest rate swap agreements have maturity dates ranging from August 2026 through May 2027.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	40

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of March 31, 2026, our cross-currency swap agreements have maturity dates ranging from November 2026 through February 2029.
The notional values of our cross-currency swaps, by hedged currency, as of March 31, 2026 and December 31, 2025, are as follows (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Euro	$504,559	$509,187
Canadian dollar	350,000	350,000
	$854,559	$859,187
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
INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV at March 31, 2026 is as follows (in thousands):

	MARCH 31, 2026
	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$82,641	20%

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	41

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
As of March 31, 2026 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	42

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended March 31, 2026, nor did we repurchase any shares of our common stock during the three months ended March 31, 2026.
ITEM 5. OTHER INFORMATION
On February 19, 2026, Mr. Daniel Borges, our Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading plan to sell (i) up to 288 shares of our common stock, (ii) 100% of the net shares to be acquired upon vesting of 1,578 gross restricted stock units and (iii) 100% of the net shares to be acquired upon vesting of 9,152 gross performance units, during the period from May 21, 2026 through November 30, 2026. Mr. Borges’ plan will terminate on the earlier of November 30, 2026 and the date that all trades under the plan are completed.
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

3.4	Bylaws of the Company, effective May 9, 2023. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 12, 2023.)
10.1	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 7). (#) (Filed herewith.)
10.2	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 8). (#) (Filed herewith.)
10.3	Form of Cash Award Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	44

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: April 30, 2026

IRON MOUNTAIN MARCH 31, 2026 FORM 10-Q	45