Form 10-Q
period 2026-06-30
IRON MOUNTAIN INC
filed 2026-08-05
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2026, the registrant had 297,702,812 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2026 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025
	3	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2026 and 2025
	4	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2026 and 2025
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025
	6	Condensed Consolidated Statements of (Deficit) Equity for the Three and Six Months Ended June 30, 2026
	7	Condensed Consolidated Statements of (Deficit) Equity for the Three and Six Months Ended June 30, 2025
	8	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025
	9	Notes to Condensed Consolidated Financial Statements
27	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
47	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
49	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
49	ITEM 5.	Other Information
49	ITEM 6.	Exhibits
50	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2026	DECEMBER 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$204,793	$158,535
Accounts receivable (less allowances of $105,218 and $107,838 as of June 30, 2026 and December 31, 2025, respectively)	1,487,128	1,443,669
Prepaid expenses and other	411,820	332,779
Total Current Assets	2,103,741	1,934,983
Property, Plant and Equipment:
Property, plant and equipment	15,426,928	14,457,335
Less—Accumulated depreciation	(5,157,107)	(4,911,010)
Property, Plant and Equipment, Net	10,269,821	9,546,325
Other Assets, Net:
Goodwill	5,267,192	5,285,801
Customer and supplier relationships and other intangible assets	1,235,492	1,269,607
Operating lease right-of-use assets	2,437,199	2,465,196
Other	641,997	623,107
Total Other Assets, Net	9,581,880	9,643,711
Total Assets	$21,955,442	$21,125,019
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$220,809	$216,074
Accounts payable	857,182	710,662
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,421,561	1,290,669
Deferred revenue	397,974	402,091
Total Current Liabilities	2,897,526	2,619,496
Long-term Debt, net of current portion	17,128,840	16,215,885
Long-term Operating Lease Liabilities, net of current portion	2,265,294	2,300,448
Other Long-term Liabilities	373,987	450,083
Deferred Income Taxes	181,564	184,015
Commitments and Contingencies
Redeemable Noncontrolling Interests	63,236	64,423
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 297,662,013 and 295,788,645 shares as of June 30, 2026 and December 31, 2025, respectively)	2,977	2,958
Additional paid-in capital	4,821,527	4,790,190
(Distributions in excess of earnings) Earnings in excess of distributions	(5,690,140)	(5,405,147)
Accumulated other comprehensive items, net	(415,284)	(369,008)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(1,280,920)	(981,007)
Noncontrolling Interests	325,915	271,676
Total (Deficit) Equity	(955,005)	(709,331)
Total Liabilities and (Deficit) Equity	$21,955,442	$21,125,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2026	2025
Revenues:
Storage rental	$1,134,611	$1,009,989
Service	894,451	701,959
Total Revenues	2,029,062	1,711,948
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	958,609	754,837
Selling, general and administrative	402,339	390,456
Depreciation and amortization	281,395	252,566
Acquisition and Integration Costs	1,684	4,815
Restructuring and other transformation	—	50,340
Loss (gain) on disposal/write-down of property, plant and equipment, net	11,507	(962)
Total Operating Expenses	1,655,534	1,452,052
Operating Income (Loss)	373,528	259,896
Interest Expense, Net (includes Interest Income of $1,425 and $4,442 for the three months ended June 30, 2026 and 2025, respectively)	223,446	205,063
Other Expense (Income), Net	29,178	81,877
Net Income (Loss) Before Provision (Benefit) for Income Taxes	120,904	(27,044)
Provision (Benefit) for Income Taxes	14,802	16,296
Net Income (Loss)	106,102	(43,340)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4,672	1,581
Net Income (Loss) Attributable to Iron Mountain Incorporated	$101,430	$(44,921)
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.34	$(0.15)
Diluted	$0.34	$(0.15)
Weighted Average Common Shares Outstanding—Basic	297,741	295,364
Weighted Average Common Shares Outstanding—Diluted	299,849	295,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Revenues:
Storage rental	$2,229,376	$1,958,365
Service	1,735,835	1,346,112
Total Revenues	3,965,211	3,304,477
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,848,412	1,465,041
Selling, general and administrative	775,103	720,193
Depreciation and amortization	549,234	484,720
Acquisition and Integration Costs	4,605	10,638
Restructuring and other transformation	—	105,086
Loss (gain) on disposal/write-down of property, plant and equipment, net	19,099	4,609
Total Operating Expenses	3,196,453	2,790,287
Operating Income (Loss)	768,758	514,190
Interest Expense, Net (includes Interest Income of $2,928 and $7,905 for the six months ended June 30, 2026 and 2025, respectively)	447,267	399,801
Other Expense (Income), Net	24,470	110,365
Net Income (Loss) Before Provision (Benefit) for Income Taxes	297,021	4,024
Provision (Benefit) for Income Taxes	41,920	31,131
Net Income (Loss)	255,101	(27,107)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	10,006	1,862
Net Income (Loss) Attributable to Iron Mountain Incorporated	$245,095	$(28,969)
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.82	$(0.10)
Diluted	$0.82	$(0.10)
Weighted Average Common Shares Outstanding—Basic	297,295	294,935
Weighted Average Common Shares Outstanding—Diluted	299,342	294,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2026	2025
Net Income (Loss)	$106,102	$(43,340)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(15,000)	139,892
Change in Fair Value of Interest Rate Swaps	2,371	(1,025)
Total Other Comprehensive (Loss) Income	(12,629)	138,867
Comprehensive Income (Loss)	93,473	95,527
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4,709	1,662
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$88,764	$93,865

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Net Income (Loss)	$255,101	$(27,107)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(54,468)	214,808
Change in Fair Value of Interest Rate Swaps	6,807	(8,018)
Reclassifications from Accumulated Other Comprehensive Items, net	1,207	—
Total Other Comprehensive (Loss) Income	(46,454)	206,790
Comprehensive Income (Loss)	208,647	179,683
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	9,828	2,283
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$198,819	$177,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2026
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2026	$(938,394)	297,478,818	$2,975	$4,717,301	$(5,532,669)	$(402,618)	$276,617	$63,746
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	64,101	183,195	2	64,099	—	—	—	—
Parent cash dividends declared	(258,901)	—	—	—	(258,901)	—	—	—
Other comprehensive (loss) income	(12,666)	—	—	—	—	(12,666)	—	37
Net income (loss)	106,233	—	—	—	101,430	—	4,803	(131)
Noncontrolling interests equity contributions and other	94,775	—	—	40,127	—	—	54,648	—
Noncontrolling interests dividends	(10,153)	—	—	—	—	—	(10,153)	(416)
Balance, June 30, 2026	$(955,005)	297,662,013	$2,977	$4,821,527	$(5,690,140)	$(415,284)	$325,915	$63,236

SIX MONTHS ENDED JUNE 30, 2026
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2025	$(709,331)	295,788,645	$2,958	$4,790,190	$(5,405,147)	$(369,008)	$271,676	$64,423
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	(8,771)	1,873,368	19	(8,790)	—	—	—	—
Parent cash dividends declared	(530,088)	—	—	—	(530,088)	—	—	—
Other comprehensive (loss) income	(46,276)	—	—	—	—	(46,276)	—	(178)
Net income (loss)	255,462	—	—	—	245,095	—	10,367	(361)
Noncontrolling interests equity contributions and other	94,775	—	—	40,127	—	—	54,648	—
Noncontrolling interests dividends	(10,776)	—	—	—	—	—	(10,776)	(648)
Balance, June 30, 2026	$(955,005)	297,662,013	$2,977	$4,821,527	$(5,690,140)	$(415,284)	$325,915	$63,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2025	$(502,275)	294,968,740	$2,950	$4,609,663	$(4,808,764)	$(502,369)	$196,245	$78,237
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	70,981	303,205	3	70,978	—	—	—	—
Parent cash dividends declared	(233,702)	—	—	—	(233,702)	—	—	—
Other comprehensive income (loss)	138,786	—	—	—	—	138,786	—	81
Net (loss) income	(42,575)	—	—	—	(44,921)	—	2,346	(765)
Noncontrolling interests equity contributions	(60)	—	—	(60)	—	—	—	—
Noncontrolling interests dividends	(22)	—	—	—	—	—	(22)	(701)
Balance, June 30, 2025	$(568,867)	295,271,945	$2,953	$4,680,581	$(5,087,387)	$(363,583)	$198,569	$76,852

SIX MONTHS ENDED JUNE 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2024	$(304,674)	293,592,637	$2,936	$4,647,330	$(4,583,436)	$(569,952)	$198,448	$78,171
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	33,328	1,679,308	17	33,311	—	—	—	—
Parent cash dividends declared	(474,982)	—	—	—	(474,982)	—	—	—
Other comprehensive income (loss)	206,369	—	—	—	—	206,369	—	421
Net (loss) income	(26,666)	—	—	—	(28,969)	—	2,303	(441)
Noncontrolling interests equity contributions	(60)	—	—	(60)	—	—	—	—
Noncontrolling interests dividends	(2,182)	—	—	—	—	—	(2,182)	(1,299)
Balance, June 30, 2025	$(568,867)	295,271,945	$2,953	$4,680,581	$(5,087,387)	$(363,583)	$198,569	$76,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$255,101	$(27,107)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	394,971	343,013
Amortization (includes amortization of deferred financing costs and discounts of $16,110 and $15,659 for the six months ended June 30, 2026 and 2025, respectively)	170,373	157,366
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	2,964	2,976
Stock-based compensation expense	85,044	86,448
Provision (benefit) for deferred income taxes	3,468	2,472
Loss (gain) on disposal/write-down of property, plant and equipment, net	19,099	4,609
Loss (gain) associated with the remeasurements of deferred purchase obligations	59,773	—
Foreign currency transactions and other, net	(20,940)	46,238
(Increase) decrease in assets	(196,314)	(135,299)
Increase (decrease) in liabilities	114,274	91,709
Cash Flows from Operating Activities	887,813	572,425
Cash Flows from Investing Activities:
Capital expenditures	(1,106,206)	(1,231,523)
Cash paid for acquisitions, net of cash acquired	—	(34,362)
Acquisition of customer intangibles	(40,176)	(9,905)
Contract costs	(30,310)	(41,534)
Investments in joint ventures and other investments, net	2,157	(43,585)
Proceeds from sales of property and equipment and other, net	8,170	10,099
Cash Flows from Investing Activities	(1,166,365)	(1,350,810)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(10,667,709)	(7,353,497)
Proceeds from revolving credit facility, term loan facilities and other debt	10,046,549	8,991,334
Net proceeds from sale of senior note	1,485,000	—
Equity contribution from noncontrolling interests	95,168	—
Equity distribution to noncontrolling interests	(11,424)	(3,481)
Parent cash dividends	(532,742)	(455,236)
Payment of deferred purchase obligations and other deferred payments	(6,914)	(240,217)
Net (payments) proceeds associated with employee stock-based awards	(93,815)	(53,120)
Other, net	(10,128)	(2,915)
Cash Flows from Financing Activities	303,985	882,868
Effect of Exchange Rates on Cash and Cash Equivalents	20,825	(42,207)
Increase (Decrease) in Cash and Cash Equivalents	46,258	62,276
Cash and Cash Equivalents, Beginning of Period	158,535	155,716
Cash and Cash Equivalents, End of Period	$204,793	$217,992
Supplemental Information:
Cash Paid for Interest	$461,459	$386,391
Cash Paid for Income Taxes, Net	$60,679	$60,099
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$90,464	$141,811
Accrued Capital Expenditures	$298,947	$242,272
Deferred Purchase Obligations and Other Deferred Payments	$7,880	$3,600
Dividends Payable	$266,909	$242,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	8

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the six months ended June 30, 2026 is as follows:

Balance as of December 31, 2025	$107,838
Credit memos charged to revenue	52,676
Allowance for bad debts charged to expense	31,863
Deductions and other(1)	(87,159)
Balance as of June 30, 2026	$105,218
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025 are as follows:

DESCRIPTION	JUNE 30, 2026	DECEMBER 31, 2025
Assets:
Operating lease right-of-use assets	$2,437,199	$2,465,196
Financing lease right-of-use assets, net of accumulated depreciation(1)	502,784	470,803
Liabilities:
Current
Operating lease liabilities	$332,177	$319,129
Financing lease liabilities(1)	63,245	56,287
Long-term
Operating lease liabilities	$2,265,294	$2,300,448
Financing lease liabilities(1)	490,672	470,912
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of lease expense for the three and six months ended June 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2026	2025	2026	2025
Operating lease cost(1)	$183,433	$179,831	$367,802	$353,139
Financing lease cost:
Depreciation of financing lease right-of-use assets	$19,582	$15,246	$36,951	$28,978
Interest expense for financing lease liabilities	9,032	7,325	16,398	13,454
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $48,675 and $97,134 for the three and six months ended June 30, 2026, respectively, and $47,261 and $93,666 for the three and six months ended June 30, 2025, respectively.
Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2026 and 2025 is as follows:

	SIX MONTHS ENDED JUNE 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2026	2025
Operating cash flows used in operating leases	$258,236	$244,840
Operating cash flows used in financing leases (interest)	16,398	13,454
Financing cash flows used in financing leases	34,265	27,242
NON-CASH ITEMS:
Operating lease modifications and reassessments	$51,537	$(21,629)
New operating leases (including acquisitions)	98,356	58,717
In February 2026, we entered into a finance lease that is expected to commence in the fourth quarter of 2026, with an initial lease term of 31 years. The total undiscounted minimum lease payments for this lease are approximately $223,400.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	10

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
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 8) for the six months ended June 30, 2026 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2025	$3,973,406	$482,864	$829,531	$5,285,801
Fair value and other adjustments	550	—	(321)	229
Currency effects	(12,042)	(6,557)	(239)	(18,838)
Goodwill balance, net of accumulated amortization, as of June 30, 2026	$3,961,914	$476,307	$828,971	$5,267,192
Accumulated goodwill impairment balance as of June 30, 2026	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2026 and December 31, 2025 are as follows:

		FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2026 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF JUNE 30, 2026	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$19,590	$—	$19,590	$—
Time Deposits	3,004	—	3,004	—
Trading Securities	9,346	7,493	1,853	—
Derivative Assets	3,380	—	3,380	—
Derivative Liabilities	54,717	—	54,717	—
Deferred Purchase Obligations(1)	194,310	—	—	194,310

		FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2025 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF DECEMBER 31, 2025	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$7,149	$—	$7,149	$—
Time Deposits	3,430	—	3,430	—
Trading Securities	8,220	6,400	1,820	—
Derivative Liabilities	71,869	—	71,869	—
Deferred Purchase Obligations(1)	134,142	—	—	134,142
(1)The balance as of June 30, 2026 and December 31, 2025 primarily relates to the fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2025 through June 30, 2026:

Balance as of December 31, 2025	$134,142
Additions	—
Payments	—
Other changes, including accretion	60,168
Balance as of June 30, 2026	$194,310
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
There were no material items that were measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025 other than those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and six months ended June 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED JUNE 30, 2026			THREE MONTHS ENDED JUNE 30, 2025
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(397,302)	$(5,316)	$(402,618)	$(493,553)	$(8,816)	$(502,369)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(15,037)	—	(15,037)	139,811	—	139,811
Change in fair value of interest rate swaps	—	2,371	2,371	—	(1,025)	(1,025)
Total other comprehensive (loss) income	(15,037)	2,371	(12,666)	139,811	(1,025)	138,786
End of Period	$(412,339)	$(2,945)	$(415,284)	$(353,742)	$(9,841)	$(363,583)

	SIX MONTHS ENDED JUNE 30, 2026			SIX MONTHS ENDED JUNE 30, 2025
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(358,049)	$(10,959)	$(369,008)	$(568,129)	$(1,823)	$(569,952)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(54,290)	—	(54,290)	214,387	—	214,387
Change in fair value of interest rate swaps	—	6,807	6,807	—	(8,018)	(8,018)
Reclassifications from accumulated other comprehensive items, net	—	1,207	1,207	—	—	—
Total other comprehensive (loss) income	(54,290)	8,014	(46,276)	214,387	(8,018)	206,369
End of Period	$(412,339)	$(2,945)	$(415,284)	$(353,742)	$(9,841)	$(363,583)

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. REVENUES
Certain costs to fulfill or obtain customer contracts and certain initial direct costs of obtaining leases, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, are collectively referred to as "Contract Costs". Contract Costs are primarily made up of Intake Costs and Commissions (each as defined in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report). Contract Costs as of June 30, 2026 and December 31, 2025 are as follows:

	JUNE 30, 2026			DECEMBER 31, 2025
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs and other fulfillment costs asset	$106,103	$(59,739)	$46,364	$111,923	$(60,999)	$50,924
Commissions asset	249,604	(119,248)	130,356	243,966	(110,365)	133,601
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	JUNE 30, 2026	DECEMBER 31, 2025(1)
Deferred revenue—Current(2)	Deferred revenue	$397,974	$402,091
Deferred revenue—Long-term(3)	Other Long-term Liabilities	170,278	165,804
(1)    The beginning balance of current and long-term deferred revenue for the year ended December 31, 2025 was $326,882 and $110,601, respectively.
(2)    Approximately half of this revenue is expected to be recognized over the next month, with the remainder expected to be recognized over the next two to 12 months. The current deferred revenue accounted for under Accounting Standards Codification 842, Leases ("ASC 842") is approximately $75,000 and $41,600 as of June 30, 2026 and December 31, 2025, respectively.
(3)    The long-term deferred revenue accounted for under ASC 842 is approximately $152,800 and $141,100 as of June 30, 2026 and December 31, 2025, respectively.
In addition to our deferred revenue, we have remaining performance obligations related to certain customer contracts that have annual or monthly fixed fees with noncancelable terms. As of June 30, 2026, approximately $252,000 of remaining performance obligations are expected to be recognized as revenue over periods generally ranging from one to five years, with approximately 25% expected to be recognized within the next 12 months. As permitted under ASC 606, we do not disclose the value of remaining performance obligations for contracts to which we have applied the "right to invoice" practical expedient (as described in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report).
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Our data center revenue contracts are accounted for in accordance with ASC 842. Storage rental revenue associated with our Global Data Center Business for the three and six months ended June 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Storage rental revenue(1)	$258,892	$188,279	$511,397	$361,224
(1)    Revenue associated with variable lease payments, primarily related to power and connectivity, included within storage rental revenue was approximately $56,900 and $116,800 for the three and six months ended June 30, 2026, respectively, and $39,100 and $73,500 for the three and six months ended June 30, 2025, respectively.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	14

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
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Stock-based compensation expense	$56,787	$60,354	$85,044	$86,448
On March 1, 2026, we granted approximately 74,000 stock options, 552,000 RSUs and 441,000 PUs under the 2014 Plan (as defined in Note 2.t. to Notes to Consolidated Financial Statements included in our Annual Report).
As of June 30, 2026, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $152,371.
H. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2026 and 2025 consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2026	2025	2026	2025
Foreign currency transaction (gains) losses, net(1)	$(13,901)	$87,155	$(38,413)	$116,818
Other, net(2)	43,079	(5,278)	62,883	(6,453)
Other Expense (Income), Net	$29,178	$81,877	$24,470	$110,365
(1)The gains for the three and six months ended June 30, 2026 primarily consist of the impact of changes in the exchange rate of the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three and six months ended June 30, 2026 primarily consists of a loss of approximately $41,900 and $59,700, respectively, due to the change in value of our deferred purchase obligations and other deferred payments.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026(1)	2025(2)	2026(1)	2025(2)
Effective Tax Rate	12.2%	60.3%	14.1%	773.6%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2026 were the (i) benefits derived from the dividends paid deduction, (ii) non-taxable income we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by (iii) disallowed interest expenses of certain entities.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2025 were the (i) lack of tax benefits recognized for the foreign exchange losses we recorded in Other expense (income), net, during the period, (ii) disallowed interest expenses of certain entities and (iii) the differences in the tax rates to which our foreign earnings are subject, partially offset by (iv) benefits derived from the dividends paid deduction.
Effective on January 1, 2026, the One Big Beautiful Bill Act increased the maximum allowable value of a REIT’s total assets held in one or more taxable REIT subsidiaries at the end of any quarter from 20% to 25%.
J. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net Income (Loss)	$106,102	$(43,340)	$255,101	$(27,107)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4,672	1,581	10,006	1,862
Net Income (Loss) Attributable to Iron Mountain Incorporated	$101,430	$(44,921)	$245,095	$(28,969)
Weighted-average shares—basic	297,741,000	295,364,000	297,295,000	294,935,000
Effect of potentially dilutive stock options	1,828,000	—	1,766,000	—
Effect of potentially dilutive RSUs and PUs	280,000	—	281,000	—
Weighted-average shares—diluted	299,849,000	295,364,000	299,342,000	294,935,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.34	$(0.15)	$0.82	$(0.10)
Diluted	$0.34	$(0.15)	$0.82	$(0.10)
Antidilutive stock options, RSUs and PUs excluded from the calculation	76,397	2,413,370	153,039	2,632,028

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of June 30, 2026 and December 31, 2025 is as follows:

	JUNE 30, 2026		DECEMBER 31, 2025
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$78,209	20%	$85,156	20%
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
As of June 30, 2026 and December 31, 2025, we have approximately $1,032,000 and $1,349,000, respectively, in notional value outstanding on our interest rate swap agreements. As of June 30, 2026, our interest rate swap agreements have maturity dates ranging from August 2026 through June 2029.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS NET INVESTMENT HEDGES
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of June 30, 2026, our cross-currency swap agreements have maturity dates ranging from November 2026 through February 2029.
The notional values of our cross-currency swaps, by hedged currency, as of June 30, 2026 and December 31, 2025, are as follows:

	JUNE 30, 2026	DECEMBER 31, 2025
Euro	$504,559	$509,187
Canadian dollar	350,000	350,000
	$854,559	$859,187
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

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, by derivative instrument, are as follows:

	JUNE 30, 2026		DECEMBER 31, 2025
DERIVATIVE INSTRUMENTS(1)	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Cash Flow Hedges(2)
Interest rate swap agreements	$—	$(2,945)	$—	$(9,752)
Net Investment Hedges(3)
Cross-currency swap agreements	3,380	(51,772)	—	(62,117)
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2026, $3,380 is included within Prepaid expenses and other, $2,416 is included within Accrued expenses and other current liabilities and $52,301 is included within Other long-term liabilities. As of December 31, 2025, $63,634 is included within Accrued expenses and other current liabilities and $8,235 is included within Other long-term liabilities.
(2)As of June 30, 2026, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $2,945.
(3)As of June 30, 2026, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $48,392. In addition, we have cumulative net gains of $56,800 related to the excluded component of our cross-currency swap agreements recorded within Accumulated other comprehensive items, net.
Unrealized gains (losses) recognized in Accumulated other comprehensive items, net during the three and six months ended June 30, 2026 and 2025, by derivative instrument, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS	2026	2025	2026	2025
Cash Flow Hedges
Interest rate swap agreements	$2,371	$(1,025)	$6,807	$(8,018)
Net Investment Hedges
Cross-currency swap agreements	3,584	(65,960)	13,725	(91,079)
Cross-currency swap agreements (excluded component)	(5,911)	4,177	(6,807)	8,353
(Losses) gains recognized in Net income (loss) during the three and six months ended June 30, 2026 and 2025, by derivative instrument, are as follows:

	LOCATION OF (LOSS) GAIN	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS		2026	2025	2026	2025
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$—	$(1,207)	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	5,911	(4,177)	6,807	(8,353)

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT
Long-term debt is as follows:

	JUNE 30, 2026				DECEMBER 31, 2025
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$30,000	$(7,241)	$22,759	$30,000	$751,500	$(8,207)	$743,293	$751,500
Term Loan A(1)	475,000	—	475,000	475,000	487,500	—	487,500	487,500
Term Loan B(1)	2,011,653	(11,426)	2,000,227	2,021,130	2,020,957	(12,465)	2,008,492	2,031,495
Virginia 3 Term Loans due 2026	—	—	—	—	271,079	(1,189)	269,890	271,079
Virginia 6 Term Loans(2)	210,000	(1,645)	208,355	210,000	210,000	(2,633)	207,367	210,000
Virginia 7 Term Loans(2)	293,455	(2,719)	290,736	293,455	275,314	(4,351)	270,963	275,314
Virginia 9 Term Loans(3)	29,595	(7,038)	22,557	29,595	—	—	—	—
Virginia 4/5 Term Loans due 2030(2)	208,224	(3,167)	205,057	208,224	208,224	(3,529)	204,695	208,224
Virginia 3 Term Loans due 2031(3)	433,000	(8,137)	424,863	433,000	—	—	—	—
Australian Dollar Term Loan(2)	267,257	(1,814)	265,443	268,877	262,192	(1,965)	260,227	263,948
UK Revolving Credit Facility(2)	185,405	(1,405)	184,000	185,405	188,385	(2,002)	186,383	188,385
4 7/8% Notes due 2027(2)(4)	1,000,000	(1,777)	998,223	998,750	1,000,000	(2,488)	997,512	995,000
5 1/4% Notes due 2028(2)(4)	825,000	(2,067)	822,933	822,938	825,000	(2,657)	822,343	823,969
5% Notes due 2028(2)(4)	500,000	(1,507)	498,493	496,250	500,000	(1,869)	498,131	497,500
7% Notes(2)(4)	1,000,000	(5,495)	994,505	1,016,250	1,000,000	(6,559)	993,441	1,025,000
4 7/8% Notes due 2029(2)(4)	1,000,000	(4,701)	995,299	976,250	1,000,000	(5,425)	994,575	983,750
5 1/4% Notes due 2030(2)(4)	1,300,000	(6,142)	1,293,858	1,275,625	1,300,000	(6,894)	1,293,106	1,280,500
4 1/2% Notes(2)(4)	1,100,000	(5,809)	1,094,191	1,047,750	1,100,000	(6,430)	1,093,570	1,042,250
5% Notes due 2032(2)	750,000	(7,942)	742,058	718,125	750,000	(8,595)	741,405	710,625
5 5/8% Notes(2)(4)	600,000	(3,533)	596,467	591,750	600,000	(3,823)	596,177	586,500
6 1/4% Notes(2)(4)	1,200,000	(11,852)	1,188,148	1,210,500	1,200,000	(12,752)	1,187,248	1,206,000
Euro Notes(2)(4)	1,368,929	(15,728)	1,353,201	1,358,662	1,408,825	(16,765)	1,392,060	1,370,082
6 1/4% Senior Notes due 2035 (the "6 1/4% Notes due 2035")(4)(5)	1,500,000	(18,220)	1,481,780	1,503,750	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other	794,087	(1,277)	792,810	794,087	785,497	(1,512)	783,985	785,497
Accounts Receivable Securitization Program	400,500	(1,814)	398,686	400,500	400,000	(404)	399,596	400,000
Total Long-term Debt	17,482,105	(132,456)	17,349,649		16,544,473	(112,514)	16,431,959
Less Current Portion	(220,809)	—	(220,809)		(216,074)	—	(216,074)
Long-term Debt, Net of Current Portion	$17,261,296	$(132,456)	$17,128,840		$16,328,399	$(112,514)	$16,215,885
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B"). The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2026 was $2,707,574 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 5.4% as of June 30, 2026.
(2)Each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)We believe the fair value (Level 2 of the fair value hierarchy described in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report) of this debt instrument approximates its carrying value as these borrowings are based on current market interest rates.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT (CONTINUED)
(4)Collectively, the "Parent Notes". Iron Mountain Incorporated ("IMI") is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by the Note Guarantors. These guarantees are joint and several obligations of the Note Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.
(5)The fair value (Level 2 of the fair value hierarchy described in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report) of this debt instrument is based on a quoted market price for comparable notes on June 30, 2026.
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2026).
DATA CENTER DEBT AGREEMENTS
On January 9, 2026, Iron Mountain Data Centers Virginia 3, LLC and Iron Mountain Data Centers Virginia 3 Intermediate II, LLC, both wholly-owned subsidiaries of IMI, entered into a mortgage loan agreement and a mezzanine loan agreement with a total original principal balance of $433,000 (the "Virginia 3 Term Loans due 2031"). The Virginia 3 Term Loans due 2031 are secured by the property of Iron Mountain Data Centers Virginia 3, LLC and are scheduled to mature on January 9, 2031, at which point all obligations will become due. The Virginia 3 Term Loans due 2031 bear interest at a weighted average rate of 6.3%. Total net proceeds from the Virginia 3 Term Loans due 2031 were used to repay the Virginia 3 Term Loans due 2026 (defined as the Virginia 3 Term Loans in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) and a portion of the outstanding borrowings under the Revolving Credit Facility.
On June 9, 2026, Iron Mountain Data Centers Virginia 9, LLC, an indirect subsidiary of IMI, entered into a credit agreement that includes a term loan facility (the "Virginia 9 Term Loans") and a letter of credit facility (collectively, the "Virginia 9 Credit Agreement"), under which we have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $298,000. The Virginia 9 Term Loans bear interest at SOFR plus 3.00%. The Virginia 9 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.90%. The Virginia 9 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 9, LLC and is scheduled to mature on June 9, 2029, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date, subject to the conditions specified in the Virginia 9 Credit Agreement. As of June 30, 2026, we had $29,595 outstanding on the Virginia 9 Term Loans and the interest rate in effect under the Virginia 9 Credit Agreement was 6.9%.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On May 28, 2026, we amended the Accounts Receivable Securitization Program (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) to (i) include the sale of accounts receivable from certain of our wholly-owned Canadian entities, (ii) increase the maximum borrowing capacity from $400,000 to $450,000 and (iii) extend the maturity date from July 1, 2027 to July 1, 2029, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain the same as disclosed in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
MAXIMUM AMOUNT $450,000 OUTSTANDING BORROWING $400,500 INTEREST RATE 4.7% As of June 30, 2026

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	20

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT (CONTINUED)
JUNE 2026 OFFERING
On June 26, 2026, IMI completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
6 1/4% Notes due 2035	$1,500,000	January 15, 2035	January 15 and July 15	July 15, 2031
(1)We may redeem the 6 1/4% Notes due 2035 at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the 6 1/4% Notes due 2035 at the redemption price or make-whole premium specified in the indenture governing the 6 1/4% Notes due 2035, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the 6 1/4% Notes due 2035 at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
The 6 1/4% Notes due 2035 were issued at par and have a contractual interest rate of 6.25%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions and third-party fees, of approximately $1,481,800 were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility and for general corporate purposes. As of June 30, 2026, we had $1,500,000 outstanding on the 6 1/4% Notes due 2035.
LETTERS OF CREDIT
As of June 30, 2026, we have outstanding letters of credit totaling $51,395, of which $12,426 reduces our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2026 and July 2027.
DEBT COVENANTS
The Credit Agreement, certain of our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis, and certain of our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted) as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR")-based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA")-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2026. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
7. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
In fiscal year 2025 and the six months ended June 30, 2026, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 13, 2025	$0.785	March 17, 2025	$231,549	April 4, 2025
May 1, 2025	0.785	June 16, 2025	231,789	July 3, 2025
August 6, 2025	0.785	September 15, 2025	231,972	October 3, 2025
November 5, 2025	0.864	December 15, 2025	255,560	January 6, 2026
February 12, 2026	0.864	March 16, 2026	257,022	April 3, 2026
April 30, 2026	0.864	June 15, 2026	257,178	July 6, 2026
On August 5, 2026, we declared a dividend to our stockholders of record as of September 15, 2026 of $0.864 per share, payable on October 2, 2026.
NONCONTROLLING INTERESTS
During the quarter ended June 30, 2026, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 9 JV, LP joint venture, which resulted in Noncontrolling interests of approximately $49,900 in our Condensed Consolidated Balance Sheet as of June 30, 2026.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	22

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
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Three Months Ended June 30, 2026
Total Revenues	$1,433,562	$262,871	$1,696,433	$332,629	$2,029,062
Storage Rental	856,751	258,892	1,115,643	18,968	1,134,611
Service	576,811	3,979	580,790	313,661	894,451
Other Segment Items(1)	812,811	125,528	938,339
Adjusted EBITDA	620,751	137,343	758,094
For the Three Months Ended June 30, 2025
Total Revenues	$1,323,798	$189,401	$1,513,199	$198,749	$1,711,948
Storage Rental	803,580	188,279	991,859	18,130	1,009,989
Service	520,218	1,122	521,340	180,619	701,959
Other Segment Items(1)	737,495	93,135	830,630
Adjusted EBITDA	586,303	96,266	682,569
As of and for the Six Months Ended June 30, 2026
Total Revenues	$2,837,648	$517,596	$3,355,244	$609,967	$3,965,211
Storage Rental	1,680,268	511,397	2,191,665	37,711	2,229,376
Service	1,157,380	6,199	1,163,579	572,256	1,735,835
Other Segments Items(1)	1,599,218	247,490	1,846,708
Adjusted EBITDA	1,238,430	270,106	1,508,536
Total Assets(2)	10,898,848	8,782,891	19,681,739	2,273,703	21,955,442
As of and for the Six Months Ended June 30, 2025
Total Revenues	$2,579,740	$362,598	$2,942,338	$362,139	$3,304,477
Storage Rental	1,561,088	361,224	1,922,312	36,053	1,958,365
Service	1,018,652	1,374	1,020,026	326,086	1,346,112
Other Segment Items(1)	1,437,123	175,516	1,612,639
Adjusted EBITDA	1,142,617	187,082	1,329,699
Total Assets(2)	10,706,096	7,156,801	17,862,897	2,313,892	20,176,789
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
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net Income (Loss) Before Provision (Benefit) for Income Taxes for the three and six months ended June 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Total Adjusted EBITDA for Reportable Segments	$758,094	$682,569	$1,508,536	$1,329,699
Add/(Deduct):
Corporate and other	(31,076)	(54,181)	(73,579)	(121,405)
Interest expense, net	(223,446)	(205,063)	(447,267)	(399,801)
Depreciation and amortization	(281,395)	(252,566)	(549,234)	(484,720)
Acquisition and Integration Costs(1)	(1,684)	(4,815)	(4,605)	(10,638)
Restructuring and other transformation	—	(50,340)	—	(105,086)
(Loss) gain on disposal/write-down of property, plant and equipment, net (including real estate)	(11,507)	962	(19,099)	(4,609)
Other (expense) income, net, excluding our share of (losses) gains from our unconsolidated joint ventures	(28,857)	(80,698)	(27,661)	(108,080)
Stock-based compensation expense	(56,787)	(60,354)	(85,044)	(86,448)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(2,438)	(2,558)	(5,026)	(4,888)
Total Net Income (Loss) Before Provision (Benefit) for Income Taxes	$120,904	$(27,044)	$297,021	$4,024
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

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	24

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
Segment revenue by product and service lines for the three and six months ended June 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Global RIM Business
Records Management(1)	$1,153,385	$1,055,495	$2,283,486	$2,047,322
Data Management(1)	123,148	123,946	246,105	246,033
Information Destruction(1)(2)	157,029	144,357	308,057	286,385
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	262,871	189,401	517,596	362,598
Corporate and Other
Records Management(1)	$44,642	$45,686	$90,131	$88,473
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	287,987	153,063	519,836	273,666
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$1,198,027	$1,101,181	$2,373,617	$2,135,795
Data Management(1)	123,148	123,946	246,105	246,033
Information Destruction(1)(2)(3)	445,016	297,420	827,893	560,051
Data Center(1)	262,871	189,401	517,596	362,598
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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and six months ended June 30, 2026 and 2025 is as follows (approximately):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Frankfurt JV Agreements(1)	$—	$—	$436	$—
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	25

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
As Project Matterhorn was completed as of December 31, 2025, there were no Restructuring and other transformation costs for the three and six months ended June 30, 2026. Total Restructuring and other transformation costs for the three and six months ended June 30, 2025 were $50,340 and $105,086, respectively, and consisted of (i) restructuring costs of $18,246 and $40,102, respectively, and (ii) other transformation costs of $32,094 and $64,984, respectively.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	26

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2026, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 12, 2026 (our "Annual Report").
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
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	27

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six months ended June 30, 2026 within each section. Trends and changes that are consistent for both the three and six month periods are not repeated and are discussed on a year to date basis only.
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
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the six months ended June 30, 2026 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

24%
Product Cost of Sales and Other
35%
Labor
5%
Transportation
36%
Facilities

27%
Sales, Marketing and Account Management
73%
General, Administrative and Other

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	28

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net Income (Loss)	$106,102	$(43,340)	$255,101	$(27,107)
Add/(Deduct):
Interest expense, net	223,446	205,063	447,267	399,801
Provision (benefit) for income taxes	14,802	16,296	41,920	31,131
Depreciation and amortization	281,395	252,566	549,234	484,720
Acquisition and Integration Costs(1)	1,684	4,815	4,605	10,638
Restructuring and other transformation	—	50,340	—	105,086
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	11,507	(962)	19,099	4,609
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	28,857	80,698	27,661	108,080
Stock-based compensation expense	56,787	60,354	85,044	86,448
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,438	2,558	5,026	4,888
Adjusted EBITDA	$727,018	$628,388	$1,434,957	$1,208,294
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

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	29

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.34	$(0.15)	$0.82	$(0.10)
Add/(Deduct):
Acquisition and Integration Costs	0.01	0.02	0.02	0.04
Restructuring and other transformation	—	0.17	—	0.36
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.04	—	0.06	0.02
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.10	0.27	0.09	0.37
Stock-based compensation expense	0.19	0.20	0.28	0.29
Non-cash amortization related to derivative instruments	(0.02)	0.01	(0.02)	0.03
Tax impact of reconciling items and discrete tax items(1)	(0.07)	(0.04)	(0.09)	(0.08)
Income (Loss) Attributable to Noncontrolling Interests	0.02	0.01	0.03	0.01
Impact of weighted average dilutive shares(2)	—	—	—	(0.01)
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(3)	$0.60	$0.48	$1.20	$0.92
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2026 and 2025 are primarily due to (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but have an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2026 and 2025 was 16.1% and 16.7%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Reflects the impact of dilutive shares of 2,278 and 2,516 for the three and six months ended June 30, 2025, respectively, not included in Reported EPS-Fully Diluted due to our net loss position during the periods.
(3)Columns may not foot due to rounding.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	30

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
•Intangible impairments
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net Income (Loss)	$106,102	$(43,340)	$255,101	$(27,107)
Add/(Deduct):
Real estate depreciation	116,734	107,186	228,193	201,333
Loss (gain) on sale of real estate, net of tax	531	(4,981)	1,248	(4,669)
Data center lease-based intangible assets amortization	1,825	1,683	3,667	3,702
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,484	1,567	3,082	3,063
FFO (Nareit)	226,676	62,115	491,291	176,322
Add/(Deduct):
Acquisition and Integration Costs	1,684	4,815	4,605	10,638
Restructuring and other transformation	—	50,340	—	105,086
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	10,976	3,809	17,851	9,101
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	28,857	80,698	27,661	108,080
Stock-based compensation expense	56,787	60,354	85,044	86,448
Non-cash amortization related to derivative instruments	(5,911)	4,177	(6,807)	8,353
Real estate financing lease depreciation	3,996	3,426	7,920	6,574
Tax impact of reconciling items and discrete tax items(2)	(19,279)	(11,671)	(31,025)	(23,344)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(54)	(58)	(111)	(183)
FFO (Normalized)	$303,732	$258,005	$596,429	$487,075
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.h. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but have an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(7.8) million and $(8.0) million for the three and six months ended June 30, 2026, respectively, and $2.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	31

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Revenues	$2,029,062	$1,711,948	$317,114	18.5%
Operating Expenses	1,655,534	1,452,052	203,482	14.0%
Operating Income	373,528	259,896	113,632	43.7%
Other Expenses, Net	267,426	303,236	(35,810)	(11.8)%
Net Income (Loss)	106,102	(43,340)	149,442	344.8%
Net Income (Loss) Attributable to Noncontrolling Interests	4,672	1,581	3,091	195.5%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$101,430	$(44,921)	$146,351	325.8%
Adjusted EBITDA(1)	$727,018	$628,388	$98,630	15.7%
Adjusted EBITDA Margin(1)	35.8%	36.7%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Revenues	$3,965,211	$3,304,477	$660,734	20.0%
Operating Expenses	3,196,453	2,790,287	406,166	14.6%
Operating Income	768,758	514,190	254,568	49.5%
Other Expenses, Net	513,657	541,297	(27,640)	(5.1)%
Net Income (Loss)	255,101	(27,107)	282,208	1,041.1%
Net Income (Loss) Attributable to Noncontrolling Interests	10,006	1,862	8,144	437.4%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$245,095	$(28,969)	$274,064	946.1%
Adjusted EBITDA(1)	$1,434,957	$1,208,294	$226,663	18.8%
Adjusted EBITDA Margin(1)	36.2%	36.6%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	32

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,134,611	$1,009,989	$124,622	12.3%	11.5%	11.3%	0.2%
Service	894,451	701,959	192,492	27.4%	26.3%	24.8%	1.5%
Total Revenues	$2,029,062	$1,711,948	$317,114	18.5%	17.6%	16.8%	0.8%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$2,229,376	$1,958,365	$271,011	13.8%	12.0%	11.8%	0.2%
Service	1,735,835	1,346,112	389,723	29.0%	27.0%	24.6%	2.4%
Total Revenues	$3,965,211	$3,304,477	$660,734	20.0%	18.1%	17.0%	1.1%
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
TOTAL REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 include the following:

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
•an increase of $24.4 million due to recent acquisitions in our ALM business.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	33

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
Labor	$328,071	$292,344	$35,727	12.2%	10.9%	16.2%	17.1%	(0.9)%
Facilities	327,860	293,534	34,326	11.7%	10.8%	16.2%	17.1%	(0.9)%
Transportation	51,817	45,942	5,875	12.8%	11.7%	2.6%	2.7%	(0.1)%
Product Cost of Sales and Other	250,861	123,017	127,844	103.9%	102.8%	12.4%	7.2%	5.2%
Total Cost of sales	$958,609	$754,837	$203,772	27.0%	25.8%	47.2%	44.1%	3.1%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
Labor	$644,102	$566,325	$77,777	13.7%	11.4%	16.2%	17.1%	(0.9)%
Facilities	658,507	580,940	77,567	13.4%	11.3%	16.6%	17.6%	(1.0)%
Transportation	95,964	89,075	6,889	7.7%	5.9%	2.4%	2.7%	(0.3)%
Product Cost of Sales and Other	449,839	228,701	221,138	96.7%	94.8%	11.3%	6.9%	4.4%
Total Cost of sales	$1,848,412	$1,465,041	$383,371	26.2%	23.9%	46.6%	44.3%	2.3%
Primary factors influencing the change in reported Cost of sales for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business segment;
•an increase in facilities expenses, primarily driven by higher utilities cost in our Global Data Center Business segment, and increases in rent and real estate tax expense; and
•an increase in product cost of sales and other in our ALM business in line with product sales increases from new and existing customers.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	34

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
General, Administrative and Other	$290,053	$287,051	$3,002	1.0%	0.7%	14.3%	16.8%	(2.5)%
Sales, Marketing and Account Management	112,286	103,405	8,881	8.6%	7.4%	5.5%	6.0%	(0.5)%
Total Selling, general and administrative expenses	$402,339	$390,456	$11,883	3.0%	2.5%	19.8%	22.8%	(3.0)%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
General, Administrative and Other	$564,568	$529,925	$34,643	6.5%	5.5%	14.2%	16.0%	(1.8)%
Sales, Marketing and Account Management	210,535	190,268	20,267	10.7%	8.4%	5.3%	5.8%	(0.5)%
Total Selling, general and administrative expenses	$775,103	$720,193	$54,910	7.6%	6.3%	19.5%	21.8%	(2.3)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense and professional fees, and
•an increase in sales, marketing and account management expenses, primarily driven by higher compensation expense and increased marketing costs.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased $52.0 million, or 15.1%, for the six months ended June 30, 2026 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $12.6 million, or 8.9%, for the six months ended June 30, 2026 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the six months ended June 30, 2026 and 2025 were approximately $4.6 million and $10.6 million, respectively.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the six months ended June 30, 2026 and 2025 was approximately $19.1 million and $4.6 million, respectively.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	35

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased $47.5 million to $447.3 million in the six months ended June 30, 2026 from $399.8 million in the prior year period. The increase is primarily due to higher average debt outstanding during the six months ended June 30, 2026 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.6% and 5.7% as of June 30, 2026 and 2025, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2026 and 2025 consists of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE
DESCRIPTION	2026	2025		2026	2025
Foreign currency transaction (gains) losses, net(1)	$(13,901)	$87,155	$(101,056)	$(38,413)	$116,818	$(155,231)
Other, net(2)	43,079	(5,278)	48,357	62,883	(6,453)	69,336
Other Expense (Income), Net	$29,178	$81,877	$(52,699)	$24,470	$110,365	$(85,895)
(1)The gains for the three and six months ended June 30, 2026 primarily consist of the impact of changes in the exchange rate of the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three and six months ended June 30, 2026 primarily consists of a loss of approximately $41.9 million and $59.7 million, respectively, due to the change in value of our deferred purchase obligations and other deferred payments.
PROVISION (BENEFIT) FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Effective Tax Rate	12.2%	60.3%	14.1%	773.6%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2026 were the (i) benefits derived from the dividends paid deduction, (ii) non-taxable income we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by (iii) disallowed interest expenses of certain entities.
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

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	36

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Net Income (Loss)	$106,102	$(43,340)	$149,442	344.8%
Net Income (Loss) as a percentage of Revenue	5.2%	(2.5)%
Adjusted EBITDA	$727,018	$628,388	$98,630	15.7%
Adjusted EBITDA Margin	35.8%	36.7%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Net Income (Loss)	$255,101	$(27,107)	$282,208	1,041.1%
Net Income (Loss) as a percentage of Revenue	6.4%	(0.8)%
Adjusted EBITDA	$1,434,957	$1,208,294	$226,663	18.8%
Adjusted EBITDA Margin	36.2%	36.6%

Adjusted EBITDA Margin for the six months ended June 30, 2026 decreased 40 basis points from the same prior year period driven by changes in our revenue mix, offset by favorable overhead management.	↑ INCREASED BY $226.7 MILLION OR 18.8% Adjusted EBITDA

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	37

Part I. Financial Information

SEGMENT ANALYSIS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$856,751	$803,580	$53,171	6.6%	5.6%	5.4%	0.2%
Service	576,811	520,218	56,593	10.9%	9.8%	9.1%	0.7%
Segment Revenue	$1,433,562	$1,323,798	$109,764	8.3%	7.3%	6.8%	0.5%
Segment Adjusted EBITDA	$620,751	$586,303	$34,448
Segment Adjusted EBITDA Margin	43.3%	44.3%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$1,680,268	$1,561,088	$119,180	7.6%	5.8%	5.5%	0.3%
Service	1,157,380	1,018,652	138,728	13.6%	11.6%	10.7%	0.9%
Segment Revenue	$2,837,648	$2,579,740	$257,908	10.0%	8.0%	7.6%	0.4%
Segment Adjusted EBITDA	$1,238,430	$1,142,617	$95,813
Segment Adjusted EBITDA Margin	43.6%	44.3%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the six months ended June 30, 2026 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our Global Digital Solutions business and growth in our traditional service activity levels; and
•a 70 basis point decrease in Adjusted EBITDA Margin primarily driven by changes in revenue mix, partially offset by favorable overhead management.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	38

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$258,892	$188,279	$70,613	37.5%	37.4%	37.4%	—%
Service	3,979	1,122	2,857	254.6%	251.2%	251.2%	—%
Segment Revenue	$262,871	$189,401	$73,470	38.8%	38.7%	38.7%	—%
Segment Adjusted EBITDA	$137,343	$96,266	$41,077
Segment Adjusted EBITDA Margin	52.2%	50.8%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$511,397	$361,224	$150,173	41.6%	40.2%	40.2%	—%
Service	6,199	1,374	4,825	351.2%	426.7%	426.7%	—%
Segment Revenue	$517,596	$362,598	$154,998	42.7%	41.4%	41.4%	—%
Segment Adjusted EBITDA	$270,106	$187,082	$83,024
Segment Adjusted EBITDA Margin	52.2%	51.6%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the six months ended June 30, 2026 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first six months of 2026 and in prior periods, improved pricing and increased customer usage of power;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 60 basis point increase in Adjusted EBITDA Margin reflecting lease commencements, improved pricing and cost containment, partially offset by higher pass-through power costs.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	39

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$18,968	$18,130	$838	4.6%	4.4%	4.4%	—%
Service	313,661	180,619	133,042	73.7%	73.0%	68.8%	4.2%
Revenue	$332,629	$198,749	$133,880	67.4%	66.7%	63.0%	3.7%
Adjusted EBITDA	$(31,076)	$(54,181)	$23,105

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$37,711	$36,053	$1,658	4.6%	3.8%	3.8%	—%
Service	572,256	326,086	246,170	75.5%	74.1%	66.7%	7.4%
Revenue	$609,967	$362,139	$247,828	68.4%	67.1%	60.4%	6.7%
Adjusted EBITDA	$(73,579)	$(121,405)	$47,826
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the six months ended June 30, 2026 compared to the prior year period include the following:
•an increase in service revenue of $24.4 million due to acquisitions in our ALM business;
•organic service revenue growth in our ALM business driven by growth from new and existing customers and improved component pricing trends; and
•an improvement in Adjusted EBITDA driven by service revenue improvement in our ALM business.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	40

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
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2026	2025
Cash Flows from Operating Activities	$887,813	$572,425
Cash Flows from Investing Activities	(1,166,365)	(1,350,810)
Cash Flows from Financing Activities	303,985	882,868
Cash and Cash Equivalents, End of Period	204,793	217,992
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the six months ended June 30, 2026, net cash flows provided by operating activities increased by $315.4 million compared to the prior year period, primarily due to an increase in net income (loss) (excluding non-cash charges) of $353.8 million, partially offset by a decrease in cash from working capital of $38.4 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the six months ended June 30, 2026 included cash paid for capital expenditures of $1,106.2 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the six months ended June 30, 2026 included:
•Net proceeds of approximately $1,485.0 million associated with the issuance of the 6 1/4% Notes due 2035 (as defined below).
•Net payments of approximately $621.2 million primarily associated with repayments under the Revolving Credit Facility, partially offset by borrowings under our data center credit facilities, which were used to partially finance the construction of our data centers.
•Payment of dividends in the amount of $532.7 million on our common stock.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	41

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the six months ended June 30, 2026 and 2025, organized by the type of the spending as described in our Annual Report (in thousands):

	SIX MONTHS ENDED JUNE 30,
NATURE OF CAPITAL SPEND	2026	2025
Growth Investment Capital Expenditures:
Data Center	$880,086	$952,982
Real Estate	96,485	67,980
Innovation and Other	68,283	49,605
Total Growth Investment Capital Expenditures	1,044,854	1,070,567
Recurring Capital Expenditures:
Data Center	$8,333	$8,243
Real Estate	22,375	20,281
Non-Real Estate	42,560	34,353
Total Recurring Capital Expenditures	73,268	62,877
Total Capital Spend (on accrual basis)	$1,118,122	$1,133,444
Net increase (decrease) in prepaid capital expenditures	5,856	(1,401)
Net (increase) decrease in accrued capital expenditures	(17,772)	99,480
Total Capital Spend (on cash basis)	$1,106,206	$1,231,523
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $2,200.0 million for the year ending December 31, 2026. Of this, we expect capital expenditures for growth investment of approximately $2,050.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first six months of 2026 and fiscal year 2025.
On August 5, 2026, we declared a dividend to our stockholders of record as of September 15, 2026 of $0.864 per share, payable on October 2, 2026.
NONCONTROLLING INTERESTS
During the quarter ended June 30, 2026, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 9 JV, LP joint venture, which resulted in Noncontrolling interests of approximately $49.9 million in our Condensed Consolidated Balance Sheet as of June 30, 2026.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	42

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2026 are related to cash and cash equivalents held in money market funds. See Note 2.d. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of June 30, 2026 is as follows (in thousands):

	JUNE 30, 2026
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$30,000	$(7,241)	$22,759
Term Loan A(1)	475,000	—	475,000
Term Loan B(1)	2,011,653	(11,426)	2,000,227
Virginia 6 Term Loans(2)	210,000	(1,645)	208,355
Virginia 7 Term Loans(2)	293,455	(2,719)	290,736
Virginia 9 Term Loans	29,595	(7,038)	22,557
Virginia 4/5 Term Loans due 2030(2)	208,224	(3,167)	205,057
Virginia 3 Term Loans due 2031	433,000	(8,137)	424,863
AUD Term Loan(2)	267,257	(1,814)	265,443
UK Revolving Credit Facility(2)	185,405	(1,405)	184,000
4 7/8% Notes due 2027(2)(3)	1,000,000	(1,777)	998,223
5 1/4% Notes due 2028(2)(3)	825,000	(2,067)	822,933
5% Notes due 2028(2)(3)	500,000	(1,507)	498,493
7% Notes(2)(3)	1,000,000	(5,495)	994,505
4 7/8% Notes due 2029(2)(3)	1,000,000	(4,701)	995,299
5 1/4% Notes due 2030(2)(3)	1,300,000	(6,142)	1,293,858
4 1/2% Notes(2)(3)	1,100,000	(5,809)	1,094,191
5% Notes due 2032(2)	750,000	(7,942)	742,058
5 5/8% Notes(2)(3)	600,000	(3,533)	596,467
6 1/4% Notes(2)(3)	1,200,000	(11,852)	1,188,148
Euro Notes(2)(3)	1,368,929	(15,728)	1,353,201
6 1/4% Senior Notes due 2035 (the "6 1/4% Notes due 2035")(3)	1,500,000	(18,220)	1,481,780
Real Estate Mortgages, Financing Lease Liabilities and Other	794,087	(1,277)	792,810
Accounts Receivable Securitization Program	400,500	(1,814)	398,686
Total Long-term Debt	17,482,105	(132,456)	17,349,649
Less Current Portion	(220,809)	—	(220,809)
Long-term Debt, Net of Current Portion	$17,261,296	$(132,456)	$17,128,840
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

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	43

Part I. Financial Information

DATA CENTER DEBT AGREEMENTS
On January 9, 2026, Iron Mountain Data Centers Virginia 3, LLC and Iron Mountain Data Centers Virginia 3 Intermediate II, LLC, both wholly-owned subsidiaries of Iron Mountain Incorporated ("IMI"), entered into a mortgage loan agreement and a mezzanine loan agreement with a total original principal balance of $433.0 million (the "Virginia 3 Term Loans due 2031"). The Virginia 3 Term Loans due 2031 are secured by the property of Iron Mountain Data Centers Virginia 3, LLC and are scheduled to mature on January 9, 2031, at which point all obligations will become due. The Virginia 3 Term Loans due 2031 bear interest at a weighted average rate of 6.3%. Total net proceeds from the Virginia 3 Term Loans due 2031 were used to repay the Virginia 3 Term Loans due 2026 (defined as the Virginia 3 Term Loans in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) and a portion of the outstanding borrowings under the Revolving Credit Facility.
On June 9, 2026, Iron Mountain Data Centers Virginia 9, LLC, an indirect subsidiary of IMI, entered into a credit agreement that includes a term loan facility (the "Virginia 9 Term Loans") and a letter of credit facility (collectively, the "Virginia 9 Credit Agreement"), under which we have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $298.0 million. The Virginia 9 Term Loans bear interest at SOFR plus 3.00%. The Virginia 9 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.90%. The Virginia 9 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 9, LLC and is scheduled to mature on June 9, 2029, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date, subject to the conditions specified in the Virginia 9 Credit Agreement. As of June 30, 2026, we had $29.6 million outstanding on the Virginia 9 Term Loans and the interest rate in effect under the Virginia 9 Credit Agreement was 6.9%.
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On May 28, 2026, we amended the Accounts Receivable Securitization Program (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) to (i) include the sale of accounts receivable from certain of our wholly-owned Canadian entities, (ii) increase the maximum borrowing capacity from $400.0 million to $450.0 million and (iii) extend the maturity date from July 1, 2027 to July 1, 2029, at which point all obligations become due. All other material terms of the Accounts Receivable Securitization Program remain the same as disclosed in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
JUNE 2026 OFFERING
On June 26, 2026, IMI completed a private offering of (in thousands):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT	MATURITY DATE	INTEREST PAYMENT DUE	PAR CALL DATE(1)
6 1/4% Notes due 2035	$1,500,000	January 15, 2035	January 15 and July 15	July 15, 2029
(1)We may redeem the 6 1/4% Notes due 2035 at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the 6 1/4% Notes due 2035 at the redemption price or make-whole premium specified in the indenture governing the 6 1/4% Notes due 2035, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the 6 1/4% Notes due 2035 at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
The 6 1/4% Notes due 2035 were issued at par and have a contractual interest rate of 6.25%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions and third-party fees, of approximately $1,481.8 million, were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility and to pay related fees and expenses, and for general corporate purposes. As of June 30, 2026, we had $1,500.0 million outstanding on the 6 1/4% Notes due 2035.
DEBT COVENANTS
The Credit Agreement, certain of our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a net total lease adjusted leverage ratio and a fixed charge coverage ratio on a quarterly basis, and certain of our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted) as a condition to taking actions such as paying dividends and incurring indebtedness.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	44

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of June 30, 2026 are as follows:

	JUNE 30, 2026	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	4.8	Maximum allowable of 7.0
Fixed charge coverage ratio	2.5	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2026. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
As of June 30, 2026 and December 31, 2025, we have approximately $1,032.0 million and $1,349.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of June 30, 2026, our interest rate swap agreements have maturity dates ranging from August 2026 through June 2029.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	45

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro and the Canadian dollar. As of June 30, 2026, our cross-currency swap agreements have maturity dates ranging from November 2026 through February 2029.
The notional values of our cross-currency swaps, by hedged currency, as of June 30, 2026 and December 31, 2025, are as follows (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Euro	$504,559	$509,187
Canadian dollar	350,000	350,000
	$854,559	$859,187
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
INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of June 30, 2026 is as follows (in thousands):

	JUNE 30, 2026
	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$78,209	20%

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	46

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
As of June 30, 2026 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	47

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended June 30, 2026, nor did we repurchase any shares of our common stock during the three months ended June 30, 2026.
ITEM 5. OTHER INFORMATION
On May 8, 2026, Mr. Greg McIntosh, our Executive Vice President and Chief Commercial Officer, adopted a Rule 10b5-1 trading plan to exercise options to purchase up to 6,839 shares of our common stock and sell up to 66,839 shares of our common stock between August 6, 2026 and July 1, 2027. Mr. McIntosh’s plan will terminate on the earlier of August 31, 2027 and the date that all trades under the plan are completed.
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

3.3
Certificate of Amendment of the Certificate of Incorporation, effective May 31, 2024. (Incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Meeting of Stockholders, filed with the SEC on April 19, 2024.)

3.4	Bylaws of the Company, effective May 9, 2023. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on May 12, 2023.)
4.1
Senior Indenture, dated as of June 26, 2026, among the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee, relating to the 6.250% Senior Notes due 2035. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on June 26, 2026.)

10.1	Swiss Employment Agreement, dated April 1, 2026, between the Company and Mark Kidd. (#) (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	49

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: August 5, 2026

IRON MOUNTAIN JUNE 30, 2026 FORM 10-Q	50