Form 10-Q
period 2026-09-30
IRON MOUNTAIN INC
filed 2026-11-05
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2026, the registrant had 297,833,786 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2026 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025
	3	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and 2025
	4	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2026 and 2025
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025
	6	Condensed Consolidated Statements of (Deficit) Equity for the Three and Nine Months Ended September 30, 2026
	7	Condensed Consolidated Statements of (Deficit) Equity for the Three and Nine Months Ended September 30, 2025
	8	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025
	9	Notes to Condensed Consolidated Financial Statements
27	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
47	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
49	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
49	ITEM 5.	Other Information
49	ITEM 6.	Exhibits
50	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$188,160	$158,535
Accounts receivable (less allowances of $103,102 and $107,838 as of September 30, 2026 and December 31, 2025, respectively)	1,507,674	1,443,669
Prepaid expenses and other	405,025	332,779
Total Current Assets	2,100,859	1,934,983
Property, Plant and Equipment:
Property, plant and equipment	15,978,288	14,457,335
Less—Accumulated depreciation	(5,304,203)	(4,911,010)
Property, Plant and Equipment, Net	10,674,085	9,546,325
Other Assets, Net:
Goodwill	5,280,352	5,285,801
Customer and supplier relationships and other intangible assets	1,208,451	1,269,607
Operating lease right-of-use assets	2,359,510	2,465,196
Other	700,117	623,107
Total Other Assets, Net	9,548,430	9,643,711
Total Assets	$22,323,374	$21,125,019
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$1,232,903	$216,074
Accounts payable	782,400	710,662
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,394,332	1,290,669
Deferred revenue	378,117	402,091
Total Current Liabilities	3,787,752	2,619,496
Long-term Debt, net of current portion	16,739,299	16,215,885
Long-term Operating Lease Liabilities, net of current portion	2,186,718	2,300,448
Other Long-term Liabilities	416,139	450,083
Deferred Income Taxes	194,222	184,015
Commitments and Contingencies
Redeemable Noncontrolling Interests	62,186	64,423
(Deficit) Equity:
Iron Mountain Incorporated Stockholders' (Deficit) Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 297,793,337 and 295,788,645 shares as of September 30, 2026 and December 31, 2025, respectively)	2,978	2,958
Additional paid-in capital	4,856,367	4,790,190
(Distributions in excess of earnings) Earnings in excess of distributions	(5,825,184)	(5,405,147)
Accumulated other comprehensive items, net	(422,368)	(369,008)
Total Iron Mountain Incorporated Stockholders' (Deficit) Equity	(1,388,207)	(981,007)
Noncontrolling Interests	325,265	271,676
Total (Deficit) Equity	(1,062,942)	(709,331)
Total Liabilities and (Deficit) Equity	$22,323,374	$21,125,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	2

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Revenues:
Storage rental	$1,149,508	$1,032,897
Service	841,109	721,196
Total Revenues	1,990,617	1,754,093
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	926,648	791,939
Selling, general and administrative	348,765	335,248
Depreciation and amortization	291,796	262,203
Acquisition and Integration Costs	4,547	5,402
Restructuring and other transformation	—	47,346
Loss (gain) on disposal/write-down of property, plant and equipment, net	8,288	3,366
Total Operating Expenses	1,580,044	1,445,504
Operating Income (Loss)	410,573	308,589
Interest Expense, Net (includes Interest Income of $10,262 and $8,061 for the three months ended September 30, 2026 and 2025, respectively)	216,521	209,740
Other Expense (Income), Net	8,440	(3,986)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	185,612	102,835
Provision (Benefit) for Income Taxes	56,734	16,594
Net Income (Loss)	128,878	86,241
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4,738	1,951
Net Income (Loss) Attributable to Iron Mountain Incorporated	$124,140	$84,290
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.42	$0.28
Diluted	$0.41	$0.28
Weighted Average Common Shares Outstanding—Basic	297,986	295,771
Weighted Average Common Shares Outstanding—Diluted	299,994	297,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Revenues:
Storage rental	$3,378,884	$2,991,262
Service	2,576,944	2,067,308
Total Revenues	5,955,828	5,058,570
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	2,775,060	2,256,980
Selling, general and administrative	1,123,868	1,055,441
Depreciation and amortization	841,030	746,923
Acquisition and Integration Costs	9,152	16,040
Restructuring and other transformation	—	152,432
Loss (gain) on disposal/write-down of property, plant and equipment, net	27,387	7,975
Total Operating Expenses	4,776,497	4,235,791
Operating Income (Loss)	1,179,331	822,779
Interest Expense, Net (includes Interest Income of $13,190 and $15,966 for the nine months ended September 30, 2026 and 2025, respectively)	663,788	609,541
Other Expense (Income), Net	32,910	106,379
Net Income (Loss) Before Provision (Benefit) for Income Taxes	482,633	106,859
Provision (Benefit) for Income Taxes	98,654	47,725
Net Income (Loss)	383,979	59,134
Less: Net Income (Loss) Attributable to Noncontrolling Interests	14,744	3,813
Net Income (Loss) Attributable to Iron Mountain Incorporated	$369,235	$55,321
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$1.24	$0.19
Diluted	$1.23	$0.19
Weighted Average Common Shares Outstanding—Basic	297,525	295,214
Weighted Average Common Shares Outstanding—Diluted	299,559	297,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	4

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Net Income (Loss)	$128,878	$86,241
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(13,778)	(15,178)
Change in Fair Value of Interest Rate Swaps	6,306	(72)
Total Other Comprehensive (Loss) Income	(7,472)	(15,250)
Comprehensive Income (Loss)	121,406	70,991
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4,350	1,742
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$117,056	$69,249

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Net Income (Loss)	$383,979	$59,134
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(68,246)	199,630
Change in Fair Value of Interest Rate Swaps	13,113	(8,090)
Reclassifications from Accumulated Other Comprehensive Items, net	1,207	—
Total Other Comprehensive (Loss) Income	(53,926)	191,540
Comprehensive Income (Loss)	330,053	250,674
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	14,178	4,025
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$315,875	$246,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2026
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2026	$(955,005)	297,662,013	$2,977	$4,821,527	$(5,690,140)	$(415,284)	$325,915	$63,236
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	34,785	131,324	1	34,784	—	—	—	—
Parent cash dividends declared	(259,184)	—	—	—	(259,184)	—	—	—
Other comprehensive (loss) income	(7,084)	—	—	—	—	(7,084)	—	(388)
Net income (loss)	128,711	—	—	—	124,140	—	4,571	167
Noncontrolling interests equity contributions and other	56	—	—	56	—	—	—	—
Noncontrolling interests dividends	(5,221)	—	—	—	—	—	(5,221)	(829)
Balance, September 30, 2026	$(1,062,942)	297,793,337	$2,978	$4,856,367	$(5,825,184)	$(422,368)	$325,265	$62,186

NINE MONTHS ENDED SEPTEMBER 30, 2026
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2025	$(709,331)	295,788,645	$2,958	$4,790,190	$(5,405,147)	$(369,008)	$271,676	$64,423
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	26,014	2,004,692	20	25,994	—	—	—	—
Parent cash dividends declared	(789,272)	—	—	—	(789,272)	—	—	—
Other comprehensive (loss) income	(53,360)	—	—	—	—	(53,360)	—	(566)
Net income (loss)	384,173	—	—	—	369,235	—	14,938	(194)
Noncontrolling interests equity contributions and other	94,831	—	—	40,183	—	—	54,648	—
Noncontrolling interests dividends	(15,997)	—	—	—	—	—	(15,997)	(1,477)
Balance, September 30, 2026	$(1,062,942)	297,793,337	$2,978	$4,856,367	$(5,825,184)	$(422,368)	$325,265	$62,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	6

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2025	$(568,867)	295,271,945	$2,953	$4,680,581	$(5,087,387)	$(363,583)	$198,569	$76,852
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	49,996	232,854	2	49,994	—	—	—	—
Parent cash dividends declared	(233,771)	—	—	—	(233,771)	—	—	—
Other comprehensive (loss) income	(15,041)	—	—	—	—	(15,041)	—	(209)
Net income (loss)	86,862	—	—	—	84,290	—	2,572	(621)
Noncontrolling interests dividends	(2,331)	—	—	—	—	—	(2,331)	(669)
Balance, September 30, 2025	$(683,152)	295,504,799	$2,955	$4,730,575	$(5,236,868)	$(378,624)	$198,810	$75,353

NINE MONTHS ENDED SEPTEMBER 30, 2025
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' (DEFICIT) EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2024	$(304,674)	293,592,637	$2,936	$4,647,330	$(4,583,436)	$(569,952)	$198,448	$78,171
Issuance and net settlement of shares under employee stock purchase and option plans and stock-based compensation	83,324	1,912,162	19	83,305	—	—	—	—
Parent cash dividends declared	(708,753)	—	—	—	(708,753)	—	—	—
Other comprehensive income (loss)	191,328	—	—	—	—	191,328	—	212
Net income (loss)	60,196	—	—	—	55,321	—	4,875	(1,062)
Noncontrolling interests equity contributions	(60)	—	—	(60)	—	—	—	—
Noncontrolling interests dividends	(4,513)	—	—	—	—	—	(4,513)	(1,968)
Balance, September 30, 2025	$(683,152)	295,504,799	$2,955	$4,730,575	$(5,236,868)	$(378,624)	$198,810	$75,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$383,979	$59,134
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	606,013	532,468
Amortization (includes amortization of deferred financing costs and discounts of $25,365 and $24,419 for the nine months ended September 30, 2026 and 2025, respectively)	260,382	238,874
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	4,368	4,468
Stock-based compensation expense	115,911	118,595
Provision (benefit) for deferred income taxes	25,576	(9,767)
Loss (gain) on disposal/write-down of property, plant and equipment, net	27,387	7,975
Loss (gain) associated with the remeasurements of deferred purchase obligations	69,803	—
Foreign currency transactions and other, net	(23,575)	47,117
(Increase) decrease in assets	(232,477)	(155,859)
(Decrease) increase in liabilities	(33,733)	(3,004)
Cash Flows from Operating Activities	1,203,634	840,001
Cash Flows from Investing Activities:
Capital expenditures	(1,724,205)	(1,755,383)
Cash paid for acquisitions, net of cash acquired	(8,033)	(101,625)
Acquisition of customer intangibles	(41,237)	(21,204)
Contract costs	(48,173)	(59,607)
Investments in joint ventures and other investments, net	2,319	(43,309)
Proceeds from sales of property and equipment and other, net	11,028	12,869
Cash Flows from Investing Activities	(1,808,301)	(1,968,259)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(12,423,074)	(12,747,897)
Proceeds from revolving credit facility, term loan facilities and other debt	12,372,027	13,546,589
Net proceeds from sale of senior note	1,485,000	1,390,651
Equity contributions from noncontrolling interests	95,168	—
Equity distributions to noncontrolling interests	(17,418)	(6,481)
Parent cash dividends	(789,997)	(687,204)
Payment of deferred purchase obligations and other deferred payments	(9,794)	(240,217)
Net (payments) proceeds associated with employee stock-based awards	(89,897)	(46,415)
Other, net	(10,525)	(7,831)
Cash Flows from Financing Activities	611,490	1,201,195
Effect of Exchange Rates on Cash and Cash Equivalents	22,802	(33,443)
Increase (Decrease) in Cash and Cash Equivalents	29,625	39,494
Cash and Cash Equivalents, Beginning of Period	158,535	155,716
Cash and Cash Equivalents, End of Period	$188,160	$195,210
Supplemental Information:
Cash Paid for Interest	$801,904	$711,517
Cash Paid for Income Taxes, Net	$93,409	$89,828
Non-Cash Investing and Financing Activities:
Financing Leases and Other	$133,923	$193,047
Accrued Capital Expenditures	$329,668	$247,224
Deferred Purchase Obligations and Other Deferred Payments	$16,676	$28,137
Dividends Payable	$268,838	$244,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	8

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the nine months ended September 30, 2026 is as follows:

Balance as of December 31, 2025	$107,838
Credit memos charged to revenue	64,606
Allowance for bad debts charged to expense	52,773
Deductions and other(1)	(122,115)
Balance as of September 30, 2026	$103,102
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	9

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
Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025 are as follows:

DESCRIPTION	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Assets:
Operating lease right-of-use assets	$2,359,510	$2,465,196
Financing lease right-of-use assets, net of accumulated depreciation(1)	510,899	470,803
Liabilities:
Current
Operating lease liabilities	$332,050	$319,129
Financing lease liabilities(1)	71,869	56,287
Long-term
Operating lease liabilities	$2,186,718	$2,300,448
Financing lease liabilities(1)	499,062	470,912
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of lease expense for the three and nine months ended September 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2026	2025	2026	2025
Operating lease cost(1)	$185,724	$176,591	$553,526	$529,730
Financing lease cost:
Depreciation of financing lease right-of-use assets	$20,999	$16,737	$57,950	$45,715
Interest expense for financing lease liabilities	9,470	6,994	25,868	20,448
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $47,968 and $145,102 for the three and nine months ended September 30, 2026, respectively, and $46,221 and $139,887 for the three and nine months ended September 30, 2025, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	10

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2026 and 2025 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2026	2025
Operating cash flows used in operating leases	$388,738	$371,753
Operating cash flows used in financing leases (interest)	25,868	20,448
Financing cash flows used in financing leases	51,699	41,478
NON-CASH ITEMS:
Operating lease modifications and reassessments	$78,559	$(10,137)
New operating leases (including acquisitions)	120,982	189,005
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
The changes in the carrying value of goodwill attributable to each reportable segment and Corporate and Other (as defined in Note 8) for the nine months ended September 30, 2026 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2025	$3,973,406	$482,864	$829,531	$5,285,801
Non-tax deductible goodwill acquired during the period	—	—	13,431	13,431
Fair value and other adjustments	1,001	—	(554)	447
Currency effects	(10,890)	(7,995)	(442)	(19,327)
Goodwill balance, net of accumulated amortization, as of September 30, 2026	$3,963,517	$474,869	$841,966	$5,280,352
Accumulated goodwill impairment balance as of September 30, 2026	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2026 and December 31, 2025 are as follows:

		FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2026 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF SEPTEMBER 30, 2026	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$11,247	$—	$11,247	$—
Time Deposits	3,043	—	3,043	—
Trading Securities	5,067	5,060	7	—
Derivative Assets	8,997	—	8,997	—
Derivative Liabilities	49,909	—	49,909	—
Deferred Purchase Obligations(1)	210,188	—	—	210,188

		FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2025 USING
DESCRIPTION	TOTAL CARRYING VALUE AS OF DECEMBER 31, 2025	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)(2)
Money Market Funds	$7,149	$—	$7,149	$—
Time Deposits	3,430	—	3,430	—
Trading Securities	8,220	6,400	1,820	—
Derivative Liabilities	71,869	—	71,869	—
Deferred Purchase Obligations(1)	134,142	—	—	134,142
(1)The balance as of September 30, 2026 and December 31, 2025 primarily relates to the fair value of the deferred purchase obligation associated with the Regency Transaction (as defined in Note 3 to Notes to Consolidated Financial Statements included in our Annual Report).
(2)The following is a rollforward of the Level 3 liabilities presented above for December 31, 2025 through September 30, 2026:

Balance as of December 31, 2025	$134,142
Additions	8,796
Payments	(2,880)
Other changes, including accretion	70,130
Balance as of September 30, 2026	$210,188
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
There were no material items that were measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025 other than those disclosed in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	12

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in Accumulated other comprehensive items, net for the three and nine months ended September 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2026			THREE MONTHS ENDED SEPTEMBER 30, 2025
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(412,339)	$(2,945)	$(415,284)	$(353,742)	$(9,841)	$(363,583)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(13,390)	—	(13,390)	(14,969)	—	(14,969)
Change in fair value of interest rate swaps	—	6,306	6,306	—	(72)	(72)
Total other comprehensive (loss) income	(13,390)	6,306	(7,084)	(14,969)	(72)	(15,041)
End of Period	$(425,729)	$3,361	$(422,368)	$(368,711)	$(9,913)	$(378,624)

	NINE MONTHS ENDED SEPTEMBER 30, 2026			NINE MONTHS ENDED SEPTEMBER 30, 2025
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	DERIVATIVE FINANCIAL INSTRUMENTS	TOTAL
Beginning of Period	$(358,049)	$(10,959)	$(369,008)	$(568,129)	$(1,823)	$(569,952)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(67,680)	—	(67,680)	199,418	—	199,418
Change in fair value of interest rate swaps	—	13,113	13,113	—	(8,090)	(8,090)
Reclassifications from accumulated other comprehensive items, net	—	1,207	1,207	—	—	—
Total other comprehensive (loss) income	(67,680)	14,320	(53,360)	199,418	(8,090)	191,328
End of Period	$(425,729)	$3,361	$(422,368)	$(368,711)	$(9,913)	$(378,624)

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. REVENUES
Certain costs to fulfill or obtain customer contracts and certain initial direct costs of obtaining leases, including the costs associated with the initial movement of customer records into physical storage and certain commission expenses, are collectively referred to as "Contract Costs". Contract Costs are primarily made up of Intake Costs and Commissions (each as defined in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report). Contract Costs as of September 30, 2026 and December 31, 2025 are as follows:

	SEPTEMBER 30, 2026			DECEMBER 31, 2025
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs and other fulfillment costs asset	$103,548	$(59,892)	$43,656	$111,923	$(60,999)	$50,924
Commissions asset	250,988	(118,930)	132,058	243,966	(110,365)	133,601
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	SEPTEMBER 30, 2026	DECEMBER 31, 2025(1)
Deferred revenue—Current(2)	Deferred revenue	$378,117	$402,091
Deferred revenue—Long-term(3)	Other Long-term Liabilities	206,612	165,804
(1)    The beginning balance of current and long-term deferred revenue for the year ended December 31, 2025 was $326,882 and $110,601, respectively.
(2)    Approximately half of this revenue is expected to be recognized over the next month, with the remainder expected to be recognized over the next two to 12 months. The current deferred revenue accounted for under Accounting Standards Codification 842, Leases ("ASC 842") is approximately $67,600 and $41,600 as of September 30, 2026 and December 31, 2025, respectively.
(3)    The long-term deferred revenue accounted for under ASC 842 is approximately $189,600 and $141,100 as of September 30, 2026 and December 31, 2025, respectively.
In addition to our deferred revenue, we have remaining performance obligations related to certain customer contracts that have annual or monthly fixed fees with noncancelable terms. As of September 30, 2026, approximately $254,600 of remaining performance obligations are expected to be recognized as revenue over periods generally ranging from one to five years, with approximately 25% expected to be recognized within the next 12 months. As permitted under Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), we do not disclose the value of remaining performance obligations for contracts to which we have applied the "right to invoice" practical expedient (as described in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report).
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Our data center revenue contracts are accounted for in accordance with ASC 842. Storage rental revenue associated with our Global Data Center Business for the three and nine months ended September 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Storage rental revenue(1)	$272,102	$201,383	$783,499	$562,607
(1)    Revenue associated with variable lease payments, primarily related to power and connectivity, included within storage rental revenue was approximately $70,800 and $187,600 for the three and nine months ended September 30, 2026, respectively, and $44,800 and $118,300 for the three and nine months ended September 30, 2025, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	14

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
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Stock-based compensation expense	$30,867	$32,147	$115,911	$118,595
On March 1, 2026, we granted approximately 74,000 stock options, 552,000 RSUs and 441,000 PUs under the 2014 Plan (as defined in Note 2.t. to Notes to Consolidated Financial Statements included in our Annual Report).
As of September 30, 2026, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards, inclusive of our estimated achievement of the performance metrics, is $121,888.
H. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and nine months ended September 30, 2026 and 2025 consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2026	2025	2026	2025
Foreign currency transaction (gains) losses, net(1)	$(3,261)	$(7,203)	$(41,674)	$109,615
Other, net(2)	11,701	3,217	74,584	(3,236)
Other Expense (Income), Net	$8,440	$(3,986)	$32,910	$106,379
(1)The gains for the nine months ended September 30, 2026 primarily consist of the impact of changes in the exchange rate of the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries. The losses for the nine months ended September 30, 2025 primarily consist of the impact of changes in the exchange rate of the British pound sterling and the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three and nine months ended September 30, 2026 primarily consists of a loss of approximately $10,200 and $69,900, respectively, due to the change in value of our deferred purchase obligations and other deferred payments.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026(1)	2025(2)	2026(1)	2025(2)
Effective Tax Rate	30.6%	16.1%	20.4%	44.7%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended September 30, 2026 were the (i) disallowed interest expenses of certain entities, (ii) valuation allowances established against the deferred tax assets in certain foreign jurisdictions, partially offset by (iii) benefits derived from the dividends paid deduction and (iv) non-taxable income we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the nine months ended September 30, 2026 were the (i) benefits derived from the dividends paid deduction, (ii) non-taxable income we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by (iii) disallowed interest expenses of certain entities and (iv) valuation allowances established against the deferred tax assets in certain foreign jurisdictions.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended September 30, 2025 were the (i) benefits derived from the dividends paid deduction and (ii) the differences in the tax rates to which our foreign earnings are subject. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax for the nine months ended September 30, 2025 were the (i) lack of tax benefits recognized for the foreign exchange losses we recorded in Other expense (income), net, during the period, (ii) lack of tax benefits recognized for the year to date ordinary losses of certain entities, (iii) disallowed interest expenses of certain entities and (iv) differences in the tax rates to which our foreign earnings are subject, partially offset by (v) benefits derived from the dividends paid deduction.
Effective on January 1, 2026, the One Big Beautiful Bill Act increased the maximum allowable value of a REIT’s total assets held in one or more taxable REIT subsidiaries at the end of any quarter from 20% to 25%.
J. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net Income (Loss)	$128,878	$86,241	$383,979	$59,134
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4,738	1,951	14,744	3,813
Net Income (Loss) Attributable to Iron Mountain Incorporated	$124,140	$84,290	$369,235	$55,321
Weighted-average shares—basic	297,986,000	295,771,000	297,525,000	295,214,000
Effect of potentially dilutive stock options	1,728,000	1,898,000	1,753,000	2,020,000
Effect of potentially dilutive RSUs and PUs	280,000	312,000	281,000	394,000
Weighted-average shares—diluted	299,994,000	297,981,000	299,559,000	297,628,000
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.42	$0.28	$1.24	$0.19
Diluted	$0.41	$0.28	$1.23	$0.19
Antidilutive stock options, RSUs and PUs excluded from the calculation	—	102,248	102,026	112,101

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	16

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of September 30, 2026 and December 31, 2025 is as follows:

	SEPTEMBER 30, 2026		DECEMBER 31, 2025
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$74,323	20%	$85,156	20%
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
As of September 30, 2026 and December 31, 2025, we have approximately $770,000 and $1,349,000, respectively, in notional value outstanding on our interest rate swap agreements. As of September 30, 2026, our interest rate swap agreements have maturity dates ranging from February 2027 through June 2029.
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS NET INVESTMENT HEDGES
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro, the Canadian dollar and the Singapore dollar. As of September 30, 2026, our cross-currency swap agreements have maturity dates ranging from November 2026 through February 2029.
The notional values of our cross-currency swaps, by hedged currency, as of September 30, 2026 and December 31, 2025, are as follows:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Euro	$504,559	$509,187
Canadian dollar	350,000	350,000
Singapore dollar	200,000	—
	$1,054,559	$859,187
We have designated these cross-currency swap agreements as hedges of net investments in our Euro, Canadian dollar and Singapore dollar denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities. The excluded component of our cross-currency swap agreements is recorded in Accumulated other comprehensive items, net and amortized to interest expense on a straight-line basis.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The fair values of derivative instruments recognized in our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, by derivative instrument, are as follows:

	SEPTEMBER 30, 2026		DECEMBER 31, 2025
DERIVATIVE INSTRUMENTS(1)	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Cash Flow Hedges(2)
Interest rate swap agreements	$3,915	$(554)	$—	$(9,752)
Net Investment Hedges(3)
Cross-currency swap agreements	5,082	(49,355)	—	(62,117)
(1)Our derivative assets are included as a component of (i) Prepaid expenses and other or (ii) Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2026, $4,738 is included within Prepaid expenses and other, $4,259 is included within Other assets, $554 is included within Accrued expenses and other current liabilities and $49,355 is included within Other long-term liabilities. As of December 31, 2025, $63,634 is included within Accrued expenses and other current liabilities and $8,235 is included within Other long-term liabilities.
(2)As of September 30, 2026, cumulative net gains recorded within Accumulated other comprehensive items, net associated with our interest rate swap agreements are $3,361.
(3)As of September 30, 2026, cumulative net losses recorded within Accumulated other comprehensive items, net associated with our cross-currency swap agreements are $44,273. In addition, we have cumulative net gains of $50,889 related to the excluded component of our cross-currency swap agreements recorded within Accumulated other comprehensive items, net.
Unrealized gains (losses) recognized in Accumulated other comprehensive items, net during the three and nine months ended September 30, 2026 and 2025, by derivative instrument, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS	2026	2025	2026	2025
Cash Flow Hedges
Interest rate swap agreements	$6,306	$(72)	$13,113	$(8,090)
Net Investment Hedges
Cross-currency swap agreements	4,119	8,416	17,844	(82,663)
Cross-currency swap agreements (excluded component)	(5,911)	4,176	(12,718)	12,529
(Losses) gains recognized in Net income (loss) during the three and nine months ended September 30, 2026 and 2025, by derivative instrument, are as follows:

	LOCATION OF (LOSS) GAIN	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS		2026	2025	2026	2025
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$—	$(1,207)	$—
Net Investment Hedges
Cross-currency swap agreements (excluded component)	Interest expense	5,911	(4,176)	12,718	(12,529)

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	18

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DEBT
Long-term debt is as follows:

	SEPTEMBER 30, 2026				DECEMBER 31, 2025
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$519,500	$(6,758)	$512,742	$519,500	$751,500	$(8,207)	$743,293	$751,500
Term Loan A(1)	468,750	—	468,750	468,750	487,500	—	487,500	487,500
Term Loan B(1)	2,006,988	(10,809)	1,996,179	2,015,948	2,020,957	(12,465)	2,008,492	2,031,495
Virginia 3 Term Loans due 2026	—	—	—	—	271,079	(1,189)	269,890	271,079
Virginia 6 Term Loans(2)	210,000	(1,152)	208,848	210,000	210,000	(2,633)	207,367	210,000
Virginia 7 Term Loans(2)	293,455	(1,903)	291,552	293,455	275,314	(4,351)	270,963	275,314
Virginia 9 Term Loans(3)	138,627	(6,451)	132,176	138,627	—	—	—	—
Virginia 4/5 Term Loans due 2030(2)	208,224	(2,988)	205,236	208,224	208,224	(3,529)	204,695	208,224
Virginia 3 Term Loans due 2031(3)	433,000	(7,693)	425,307	433,000	—	—	—	—
Australian Dollar Term Loan(2)	268,280	(1,752)	266,528	269,820	262,192	(1,965)	260,227	263,948
UK Revolving Credit Facility(2)	185,656	(1,124)	184,532	185,656	188,385	(2,002)	186,383	188,385
4 7/8% Notes due 2027(2)(4)	1,000,000	(1,422)	998,578	988,750	1,000,000	(2,488)	997,512	995,000
5 1/4% Notes due 2028(2)(4)	825,000	(1,771)	823,229	813,656	825,000	(2,657)	822,343	823,969
5% Notes due 2028(2)(4)	500,000	(1,326)	498,674	488,125	500,000	(1,869)	498,131	497,500
7% Notes(2)(4)	1,000,000	(4,963)	995,037	1,002,500	1,000,000	(6,559)	993,441	1,025,000
4 7/8% Notes due 2029(2)(4)	1,000,000	(4,340)	995,660	952,500	1,000,000	(5,425)	994,575	983,750
5 1/4% Notes due 2030(2)(4)	1,300,000	(5,766)	1,294,234	1,233,375	1,300,000	(6,894)	1,293,106	1,280,500
4 1/2% Notes(2)(4)	1,100,000	(5,498)	1,094,502	1,005,125	1,100,000	(6,430)	1,093,570	1,042,250
5% Notes due 2032(2)	750,000	(7,616)	742,384	684,375	750,000	(8,595)	741,405	710,625
5 5/8% Notes(2)(4)	600,000	(3,388)	596,612	564,000	600,000	(3,823)	596,177	586,500
6 1/4% Notes(2)(4)	1,200,000	(11,402)	1,188,598	1,155,000	1,200,000	(12,752)	1,187,248	1,206,000
Euro Notes(2)(4)	1,361,166	(15,210)	1,345,956	1,281,197	1,408,825	(16,765)	1,392,060	1,370,082
6 1/4% Senior Notes due 2035 (the "6 1/4% Notes due 2035")(4)(5)	1,500,000	(17,724)	1,482,276	1,417,500	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other	819,780	(1,539)	818,241	819,780	785,497	(1,512)	783,985	785,497
Accounts Receivable Securitization Program	408,000	(1,629)	406,371	408,000	400,000	(404)	399,596	400,000
Total Long-term Debt	18,096,426	(124,224)	17,972,202		16,544,473	(112,514)	16,431,959
Less: Current Portion	(1,232,903)	—	(1,232,903)		(216,074)	—	(216,074)
Long-term Debt, Net of Current Portion	$16,863,523	$(124,224)	$16,739,299		$16,328,399	$(112,514)	$16,215,885
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A”) and a term loan B facility (the "Term Loan B"). The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2026 was $2,218,218 (which represents the maximum availability as of such date). The weighted average interest rate in effect under the Revolving Credit Facility was 5.7% as of September 30, 2026.
(2)Each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
(3)We believe the fair value (Level 2 of the fair value hierarchy described in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report) of this debt instrument approximates its carrying value as these borrowings are based on current market interest rates.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	19

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
(5)The fair value (Level 2 of the fair value hierarchy described in Note 2.p. to Notes to Consolidated Financial Statements included in our Annual Report) of this debt instrument is based on a quoted market price for comparable notes on September 30, 2026.
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments, which are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2026).
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
On June 9, 2026, Iron Mountain Data Centers Virginia 9, LLC, an indirect subsidiary of IMI, entered into a credit agreement that includes a term loan facility (the "Virginia 9 Term Loans") and a letter of credit facility (collectively, the "Virginia 9 Credit Agreement"), under which we have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $298,000. The Virginia 9 Term Loans bear interest at SOFR plus 3.00%. The Virginia 9 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.90%. The Virginia 9 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 9, LLC and is scheduled to mature on June 9, 2029, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date, subject to the conditions specified in the Virginia 9 Credit Agreement. As of September 30, 2026, we had $138,627 outstanding on the Virginia 9 Term Loans and the interest rate in effect under the Virginia 9 Credit Agreement was 6.9%.

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
MAXIMUM AMOUNT $450,000 OUTSTANDING BORROWING $408,000 INTEREST RATE 4.7% As of September 30, 2026

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	20

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
The 6 1/4% Notes due 2035 were issued at par and have a contractual interest rate of 6.25%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions and third-party fees, of approximately $1,481,800 were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility and for general corporate purposes. As of September 30, 2026, we had $1,500,000 outstanding on the 6 1/4% Notes due 2035.
LETTERS OF CREDIT
As of September 30, 2026, we have outstanding letters of credit totaling $61,252, of which $12,282 reduces our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between December 2026 and December 2027.
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
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR")-based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA")-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as "Unrestricted Subsidiaries" as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2026. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
7. STOCKHOLDERS' EQUITY MATTERS
DIVIDENDS
In fiscal year 2025 and the nine months ended September 30, 2026, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 13, 2025	$0.785	March 17, 2025	$231,549	April 4, 2025
May 1, 2025	0.785	June 16, 2025	231,789	July 3, 2025
August 6, 2025	0.785	September 15, 2025	231,972	October 3, 2025
November 5, 2025	0.864	December 15, 2025	255,560	January 6, 2026
February 12, 2026	0.864	March 16, 2026	257,022	April 3, 2026
April 30, 2026	0.864	June 15, 2026	257,178	July 6, 2026
August 5, 2026	0.864	September 15, 2026	257,293	October 2, 2026
On November 5, 2026, we declared a dividend to our stockholders of record as of December 15, 2026 of $0.993 per share, payable on January 6, 2027.
NONCONTROLLING INTERESTS
During the quarter ended June 30, 2026, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 9 JV, LP joint venture, which resulted in initial Noncontrolling interests of approximately $49,900 recorded in our Condensed Consolidated Balance Sheet.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	22

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
The operations associated with acquisitions completed during the first nine months of 2026 have been incorporated into Corporate and Other.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	TOTAL REPORTABLE SEGMENTS	CORPORATE AND OTHER	TOTAL CONSOLIDATED
For the Three Months Ended September 30, 2026
Total Revenues	$1,433,083	$273,598	$1,706,681	$283,936	$1,990,617
Storage Rental	858,192	272,102	1,130,294	19,214	1,149,508
Service	574,891	1,496	576,387	264,722	841,109
Other Segment Items(1)	803,077	119,614	922,691
Adjusted EBITDA	630,006	153,984	783,990
For the Three Months Ended September 30, 2025
Total Revenues	$1,338,800	$204,130	$1,542,930	$211,163	$1,754,093
Storage Rental	814,118	201,383	1,015,501	17,396	1,032,897
Service	524,682	2,747	527,429	193,767	721,196
Other Segment Items(1)	740,333	96,753	837,086
Adjusted EBITDA	598,467	107,377	705,844
As of and for the Nine Months Ended September 30, 2026
Total Revenues	$4,270,731	$791,194	$5,061,925	$893,903	$5,955,828
Storage Rental	2,538,460	783,499	3,321,959	56,925	3,378,884
Service	1,732,271	7,695	1,739,966	836,978	2,576,944
Other Segments Items(1)	2,402,295	367,104	2,769,399
Adjusted EBITDA	1,868,436	424,090	2,292,526
Total Assets(2)	10,791,311	9,225,232	20,016,543	2,306,831	22,323,374
As of and for the Nine Months Ended September 30, 2025
Total Revenues	$3,918,540	$566,728	$4,485,268	$573,302	$5,058,570
Storage Rental	2,375,206	562,607	2,937,813	53,449	2,991,262
Service	1,543,334	4,121	1,547,455	519,853	2,067,308
Other Segment Items(1)	2,177,456	272,269	2,449,725
Adjusted EBITDA	1,741,084	294,459	2,035,543
Total Assets(2)	10,752,581	7,602,266	18,354,847	2,278,006	20,632,853
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
(2)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Adjusted EBITDA for our reportable segments to total Net Income (Loss) Before Provision (Benefit) for Income Taxes for the three and nine months ended September 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Total Adjusted EBITDA for Reportable Segments	$783,990	$705,844	$2,292,526	$2,035,543
Add/(Deduct):
Corporate and other	(36,032)	(45,465)	(109,611)	(166,870)
Interest expense, net	(216,521)	(209,740)	(663,788)	(609,541)
Depreciation and amortization	(291,796)	(262,203)	(841,030)	(746,923)
Acquisition and Integration Costs(1)	(4,547)	(5,402)	(9,152)	(16,040)
Restructuring and other transformation	—	(47,346)	—	(152,432)
(Loss) gain on disposal/write-down of property, plant and equipment, net (including real estate)	(8,288)	(3,366)	(27,387)	(7,975)
Other (expense) income, net, excluding our share of (losses) gains from our unconsolidated joint ventures	(7,827)	5,329	(35,488)	(102,751)
Stock-based compensation expense	(30,867)	(32,147)	(115,911)	(118,595)
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	(2,500)	(2,669)	(7,526)	(7,557)
Total Net Income (Loss) Before Provision (Benefit) for Income Taxes	$185,612	$102,835	$482,633	$106,859
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

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	24

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. SEGMENT INFORMATION (CONTINUED)
Segment revenue by product and service lines for the three and nine months ended September 30, 2026 and 2025 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Global RIM Business
Records Management(1)	$1,157,533	$1,060,359	$3,441,019	$3,107,681
Data Management(1)	121,987	134,339	368,092	380,372
Information Destruction(1)(2)	153,563	144,102	461,620	430,487
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)	—	—	—	—
Data Center(1)	273,598	204,130	791,194	566,728
Corporate and Other
Records Management(1)	$42,739	$42,340	$132,870	$130,813
Data Management(1)	—	—	—	—
Information Destruction(1)(3)	241,197	168,823	761,033	442,489
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$1,200,272	$1,102,699	$3,573,889	$3,238,494
Data Management(1)	121,987	134,339	368,092	380,372
Information Destruction(1)(2)(3)	394,760	312,925	1,222,653	872,976
Data Center(1)	273,598	204,130	791,194	566,728
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
Revenue recognized in the accompanying Condensed Consolidated Statements of Operations under these agreements for the three and nine months ended September 30, 2026 and 2025 is as follows (approximately):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Frankfurt JV Agreements(1)	$214	$—	$650	$—
(1)Revenue associated with the Frankfurt JV Agreements is presented as a component of our Global Data Center Business segment.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	25

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
As Project Matterhorn was completed as of December 31, 2025, there were no Restructuring and other transformation costs for the three and nine months ended September 30, 2026. Total Restructuring and other transformation costs for the three and nine months ended September 30, 2025 were $47,346 and $152,432, respectively, and consisted of (i) restructuring costs of $21,502 and $61,604, respectively, and (ii) other transformation costs of $25,844 and $90,828, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	26

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2026, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 12, 2026 (our "Annual Report").
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
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	27

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2026 within each section. Trends and changes that are consistent for both the three and nine month periods are not repeated and are discussed on a year to date basis only.
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
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the nine months ended September 30, 2026 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

24%
Product Cost of Sales and Other
35%
Labor
5%
Transportation
36%
Facilities

28%
Sales, Marketing and Account Management
72%
General, Administrative and Other

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	28

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net Income (Loss)	$128,878	$86,241	$383,979	$59,134
Add/(Deduct):
Interest expense, net	216,521	209,740	663,788	609,541
Provision (Benefit) for Income Taxes	56,734	16,594	98,654	47,725
Depreciation and amortization	291,796	262,203	841,030	746,923
Acquisition and Integration Costs(1)	4,547	5,402	9,152	16,040
Restructuring and other transformation	—	47,346	—	152,432
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	8,288	3,366	27,387	7,975
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	7,827	(5,329)	35,488	102,751
Stock-based compensation expense	30,867	32,147	115,911	118,595
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	2,500	2,669	7,526	7,557
Adjusted EBITDA	$747,958	$660,379	$2,182,915	$1,868,673
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

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	29

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.41	$0.28	$1.23	$0.19
Add/(Deduct):
Acquisition and Integration Costs	0.02	0.02	0.03	0.05
Restructuring and other transformation	—	0.16	—	0.51
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	0.03	0.01	0.09	0.03
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.03	(0.02)	0.12	0.35
Stock-based compensation expense	0.10	0.11	0.39	0.40
Non-cash amortization related to derivative instruments	(0.02)	0.01	(0.04)	0.04
Tax impact of reconciling items and discrete tax items(1)	0.06	(0.04)	(0.05)	(0.10)
Income (Loss) Attributable to Noncontrolling Interests	0.02	0.01	0.05	0.01
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.64	$0.54	$1.82	$1.48
(1)The differences between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2026 and 2025 are primarily due to (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but have an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2026 and 2025 was 17.1% and 14.8%, respectively. The Tax impact of reconciling items and discrete tax items is calculated using the current quarter's estimate of the annual structural tax rate. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	30

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
•Intangible impairments
•(Income) loss from discontinued operations, net of tax

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net Income (Loss)	$128,878	$86,241	$383,979	$59,134
Add/(Deduct):
Real estate depreciation	116,808	108,405	345,001	309,738
Loss (gain) on sale of real estate, net of tax	1,084	194	2,332	(4,475)
Data center lease-based intangible assets amortization	1,774	1,858	5,441	5,560
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	1,743	1,612	4,825	4,675
FFO (Nareit)	250,287	198,310	741,578	374,632
Add/(Deduct):
Acquisition and Integration Costs	4,547	5,402	9,152	16,040
Restructuring and other transformation	—	47,346	—	152,432
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	7,204	3,168	25,055	12,269
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	7,827	(5,329)	35,488	102,751
Stock-based compensation expense	30,867	32,147	115,911	118,595
Non-cash amortization related to derivative instruments	(5,911)	4,176	(12,718)	12,529
Real estate financing lease depreciation	4,603	3,276	12,523	9,850
Tax impact of reconciling items and discrete tax items(2)	16,758	(11,547)	(19,676)	(28,719)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(61)	(58)	(172)	(241)
FFO (Normalized)	$316,121	$276,891	$907,141	$770,138
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.h. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported Net Income (Loss) Before Provision (Benefit) for Income Taxes but have an insignificant impact on our reported Provision (Benefit) for Income Taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $15.8 million and $7.8 million for the three and nine months ended September 30, 2026, respectively, and $(1.6) million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	31

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Revenues	$1,990,617	$1,754,093	$236,524	13.5%
Operating Expenses	1,580,044	1,445,504	134,540	9.3%
Operating Income	410,573	308,589	101,984	33.0%
Other Expenses, Net	281,695	222,348	59,347	26.7%
Net Income (Loss)	128,878	86,241	42,637	49.4%
Net Income (Loss) Attributable to Noncontrolling Interests	4,738	1,951	2,787	142.8%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$124,140	$84,290	$39,850	47.3%
Adjusted EBITDA(1)	$747,958	$660,379	$87,579	13.3%
Adjusted EBITDA Margin(1)	37.6%	37.6%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Revenues	$5,955,828	$5,058,570	$897,258	17.7%
Operating Expenses	4,776,497	4,235,791	540,706	12.8%
Operating Income	1,179,331	822,779	356,552	43.3%
Other Expenses, Net	795,352	763,645	31,707	4.2%
Net Income (Loss)	383,979	59,134	324,845	549.3%
Net Income (Loss) Attributable to Noncontrolling Interests	14,744	3,813	10,931	286.7%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$369,235	$55,321	$313,914	567.4%
Adjusted EBITDA(1)	$2,182,915	$1,868,673	$314,242	16.8%
Adjusted EBITDA Margin(1)	36.7%	36.9%
(1)See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	32

Part I. Financial Information

REVENUES
Total revenues consist of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,149,508	$1,032,897	$116,611	11.3%	11.2%	11.1%	0.1%
Service	841,109	721,196	119,913	16.6%	16.3%	15.1%	1.2%
Total Revenues	$1,990,617	$1,754,093	$236,524	13.5%	13.3%	12.8%	0.5%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$3,378,884	$2,991,262	$387,622	13.0%	11.8%	11.6%	0.2%
Service	2,576,944	2,067,308	509,636	24.7%	23.3%	21.3%	2.0%
Total Revenues	$5,955,828	$5,058,570	$897,258	17.7%	16.5%	15.6%	0.9%
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
TOTAL REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 include the following:

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
•an increase of $31.7 million due to recent acquisitions in our ALM business.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	33

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
Labor	$320,972	$302,986	$17,986	5.9%	5.7%	16.1%	17.3%	(1.2)%
Facilities	332,882	298,811	34,071	11.4%	11.3%	16.7%	17.0%	(0.3)%
Transportation	52,523	41,473	11,050	26.6%	26.3%	2.6%	2.4%	0.2%
Product Cost of Sales and Other	220,271	148,669	71,602	48.2%	48.2%	11.1%	8.5%	2.6%
Total Cost of sales	$926,648	$791,939	$134,709	17.0%	16.8%	46.6%	45.1%	1.5%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
Labor	$965,074	$869,311	$95,763	11.0%	9.4%	16.2%	17.2%	(1.0)%
Facilities	991,389	879,751	111,638	12.7%	11.3%	16.6%	17.4%	(0.8)%
Transportation	148,487	130,548	17,939	13.7%	12.3%	2.5%	2.6%	(0.1)%
Product Cost of Sales and Other	670,110	377,370	292,740	77.6%	76.5%	11.3%	7.5%	3.8%
Total Cost of sales	$2,775,060	$2,256,980	$518,080	23.0%	21.5%	46.6%	44.6%	2.0%
Primary factors influencing the change in reported Cost of sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 include the following:
•an increase in labor costs driven by an increase in service activity, primarily within our Global RIM Business segment;
•an increase in facilities expenses, primarily driven by higher utilities cost in our Global Data Center Business segment, and increases in rent and real estate tax expense; and
•an increase in product cost of sales and other in our ALM business in line with product sales increases from new and existing customers.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	34

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
General, Administrative and Other	$244,185	$237,505	$6,680	2.8%	2.9%	12.3%	13.5%	(1.2)%
Sales, Marketing and Account Management	104,580	97,743	6,837	7.0%	6.7%	5.3%	5.6%	(0.3)%
Total Selling, general and administrative expenses	$348,765	$335,248	$13,517	4.0%	4.0%	17.5%	19.1%	(1.6)%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF TOTAL REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2026	2025	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2026	2025
General, Administrative and Other	$808,753	$767,430	$41,323	5.4%	4.7%	13.6%	15.2%	(1.6)%
Sales, Marketing and Account Management	315,115	288,011	27,104	9.4%	7.9%	5.3%	5.7%	(0.4)%
Total Selling, general and administrative expenses	$1,123,868	$1,055,441	$68,427	6.5%	5.6%	18.9%	20.9%	(2.0)%
Primary factors influencing the change in reported Selling, general and administrative expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 include the following:
•an increase in general, administrative and other expenses, primarily driven by higher compensation expense and professional fees; and
•an increase in sales, marketing and account management expenses, primarily driven by higher compensation expense and increased marketing costs.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased $73.5 million, or 13.8%, for the nine months ended September 30, 2026 compared to the prior year period. See Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $20.6 million, or 9.6%, for the nine months ended September 30, 2026 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the nine months ended September 30, 2026 and 2025 were approximately $9.2 million and $16.0 million, respectively.
LOSS (GAIN) ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Loss (gain) on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2026 and 2025 was approximately $27.4 million and $8.0 million, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	35

Part I. Financial Information

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Interest expense, net increased $54.2 million to $663.8 million in the nine months ended September 30, 2026 from $609.5 million in the prior year period. The increase is primarily due to higher average debt outstanding during the nine months ended September 30, 2026 compared to the prior year period. Our weighted average interest rate, inclusive of the fees associated with our outstanding letters of credit, was 5.7% and 5.6% as of September 30, 2026 and 2025, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and nine months ended September 30, 2026 and 2025 consists of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE
DESCRIPTION	2026	2025		2026	2025
Foreign currency transaction (gains) losses, net(1)	$(3,261)	$(7,203)	$3,942	$(41,674)	$109,615	$(151,289)
Other, net(2)	11,701	3,217	8,484	74,584	(3,236)	77,820
Other Expense (Income), Net	$8,440	$(3,986)	$12,426	$32,910	$106,379	$(73,469)
(1)The gains for the nine months ended September 30, 2026 primarily consist of the impact of changes in the exchange rate of the Euro against the United States dollar on our intercompany balances with and between certain of our subsidiaries.
(2)Other, net for the three and nine months ended September 30, 2026 primarily consists of a loss of approximately $10.2 million and $69.9 million, respectively, due to the change in value of our deferred purchase obligations and other deferred payments.
PROVISION (BENEFIT) FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2026 and 2025 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Effective Tax Rate	30.6%	16.1%	20.4%	44.7%
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended September 30, 2026 were the (i) disallowed interest expenses of certain entities, (ii) valuation allowances established against the deferred tax assets in certain foreign jurisdictions, partially offset by (iii) benefits derived from the dividends paid deduction and (iv) non-taxable income we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the nine months ended September 30, 2026 were the (i) benefits derived from the dividends paid deduction, (ii) non-taxable income we recorded in Other expense (income), net during the period, as well as the differences in the tax rates to which our foreign earnings are subject, partially offset by (iii) disallowed interest expenses of certain entities and (iv) valuation allowances established against the deferred tax assets in certain foreign jurisdictions.
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
On January 5, 2026, the OECD announced a comprehensive Side-by-Side safe harbor package (the “SbS Safe Harbor”) that, if enacted, would exempt U.S.-parented multinational companies from certain Top-Up Taxes under Pillar Two beginning January 1, 2026. During 2026, several jurisdictions where we operate enacted domestic legislation aligning with the SbS Safe Harbor. The enactment of these safe harbor rules did not have a material impact on our consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	36

Part I. Financial Information

We do not expect the Top-Up Taxes of the remaining non-U.S. jurisdictions that may not qualify for the safe harbor rules, or the Top-Up Taxes from our U.S. income that may be subject to Pillar Two, to have a material impact on our consolidated financial statements.
NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our net income (loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Net Income (Loss)	$128,878	$86,241	$42,637	49.4%
Net Income (Loss) as a percentage of Revenue	6.5%	4.9%
Adjusted EBITDA	$747,958	$660,379	$87,579	13.3%
Adjusted EBITDA Margin	37.6%	37.6%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2026	2025
Net Income (Loss)	$383,979	$59,134	$324,845	549.3%
Net Income (Loss) as a percentage of Revenue	6.4%	1.2%
Adjusted EBITDA	$2,182,915	$1,868,673	$314,242	16.8%
Adjusted EBITDA Margin	36.7%	36.9%

Adjusted EBITDA Margin for the nine months ended September 30, 2026 decreased 20 basis points from the same prior year period driven by changes in our revenue mix, offset by favorable overhead management.
↑ INCREASED BY $314.2 MILLION OR 16.8% Adjusted EBITDA

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	37

Part I. Financial Information

SEGMENT ANALYSIS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our reportable segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$858,192	$814,118	$44,074	5.4%	5.3%	5.2%	0.1%
Service	574,891	524,682	50,209	9.6%	9.2%	9.0%	0.2%
Segment Revenue	$1,433,083	$1,338,800	$94,283	7.0%	6.8%	6.7%	0.1%
Segment Adjusted EBITDA	$630,006	$598,467	$31,539
Segment Adjusted EBITDA Margin	44.0%	44.7%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$2,538,460	$2,375,206	$163,254	6.9%	5.6%	5.4%	0.2%
Service	1,732,271	1,543,334	188,937	12.2%	10.8%	10.2%	0.6%
Segment Revenue	$4,270,731	$3,918,540	$352,191	9.0%	7.6%	7.3%	0.3%
Segment Adjusted EBITDA	$1,868,436	$1,741,084	$127,352
Segment Adjusted EBITDA Margin	43.7%	44.4%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the nine months ended September 30, 2026 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•organic service revenue growth primarily driven by increases in our Global Digital Solutions business (as defined in our Annual Report) and growth in our traditional service activity levels; and
•a 70 basis point decrease in Adjusted EBITDA Margin primarily driven by changes in revenue mix, partially offset by favorable overhead management.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	38

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$272,102	$201,383	$70,719	35.1%	35.3%	35.3%	—%
Service	1,496	2,747	(1,251)	(45.5)%	45.4%	45.4%	—%
Segment Revenue	$273,598	$204,130	$69,468	34.0%	34.3%	34.3%	—%
Segment Adjusted EBITDA	$153,984	$107,377	$46,607
Segment Adjusted EBITDA Margin	56.3%	52.6%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$783,499	$562,607	$220,892	39.3%	38.4%	38.4%	—%
Service	7,695	4,121	3,574	86.7%	96.6%	96.6%	—%
Segment Revenue	$791,194	$566,728	$224,466	39.6%	38.8%	38.8%	—%
Segment Adjusted EBITDA	$424,090	$294,459	$129,631
Segment Adjusted EBITDA Margin	53.6%	52.0%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the nine months ended September 30, 2026 compared to the prior year period include the following:
•organic storage rental revenue growth from leases that commenced during the first nine months of 2026 and in prior periods, improved pricing and increased customer usage of power;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 160 basis point increase in Adjusted EBITDA Margin reflecting lease commencements, improved pricing and cost containment, partially offset by higher pass-through power costs.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	39

Part I. Financial Information

CORPORATE AND OTHER (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$19,214	$17,396	$1,818	10.5%	10.5%	9.1%	1.4%
Service	264,722	193,767	70,955	36.6%	36.4%	32.6%	3.8%
Revenue	$283,936	$211,163	$72,773	34.5%	34.2%	30.7%	3.5%
Adjusted EBITDA	$(36,032)	$(45,465)	$9,433

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2026	2025
Storage Rental	$56,925	$53,449	$3,476	6.5%	6.0%	5.5%	0.5%
Service	836,978	519,853	317,125	61.0%	60.1%	54.0%	6.1%
Revenue	$893,903	$573,302	$320,601	55.9%	55.1%	49.5%	5.6%
Adjusted EBITDA	$(109,611)	$(166,870)	$57,259
Primary factors influencing the change in revenue and Adjusted EBITDA in Corporate and Other (as defined in Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) for the nine months ended September 30, 2026 compared to the prior year period include the following:
•an increase in service revenue of $31.7 million due to acquisitions in our ALM business;
•organic service revenue growth in our ALM business driven by growth from new and existing customers and improved component pricing trends; and
•an improvement in Adjusted EBITDA driven by service revenue improvement in our ALM business.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	40

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
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2026	2025
Cash Flows from Operating Activities	$1,203,634	$840,001
Cash Flows from Investing Activities	(1,808,301)	(1,968,259)
Cash Flows from Financing Activities	611,490	1,201,195
Cash and Cash Equivalents, End of Period	188,160	195,210
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the nine months ended September 30, 2026, net cash flows provided by operating activities increased by $363.6 million compared to the prior year period, primarily due to an increase in net income (loss) (excluding non-cash charges) of $471.0 million, partially offset by a decrease in cash from working capital of $107.4 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the nine months ended September 30, 2026 included cash paid for capital expenditures of $1,724.2 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the nine months ended September 30, 2026 included:
•Net proceeds of approximately $1,485.0 million associated with the issuance of the 6 1/4% Notes due 2035 (as defined below).
•Net payments of approximately $51.0 million primarily associated with repayments under the Revolving Credit Facility, partially offset by borrowings under our data center credit facilities, which were used to partially finance the construction of our data centers.
•Payment of dividends in the amount of $790.0 million on our common stock.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	41

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the nine months ended September 30, 2026 and 2025, organized by the type of the spending as described in our Annual Report (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
NATURE OF CAPITAL SPEND	2026	2025
Growth Investment Capital Expenditures:
Data Center	$1,344,097	$1,329,821
Real Estate	139,079	108,083
Innovation and Other	106,398	104,512
Total Growth Investment Capital Expenditures	1,589,574	1,542,416
Recurring Capital Expenditures:
Data Center	$13,439	$14,455
Real Estate	39,310	37,929
Non-Real Estate	65,545	52,097
Total Recurring Capital Expenditures	118,294	104,481
Total Capital Spend (on accrual basis)	$1,707,868	$1,646,897
Net increase (decrease) in prepaid capital expenditures	64,830	13,958
Net (increase) decrease in accrued capital expenditures	(48,493)	94,528
Total Capital Spend (on cash basis)	$1,724,205	$1,755,383
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $2,200.0 million for the year ending December 31, 2026. Of this, we expect capital expenditures for growth investment of approximately $2,050.0 million and recurring capital expenditures of approximately $150.0 million.
DIVIDENDS
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first nine months of 2026 and fiscal year 2025.
On November 5, 2026, we declared a dividend to our stockholders of record as of December 15, 2026 of $0.993 per share, payable on January 6, 2027.
NONCONTROLLING INTERESTS
During the quarter ended June 30, 2026, we entered into an agreement with a partner to form our Iron Mountain Data Centers Virginia 9 JV, LP joint venture, which resulted in initial Noncontrolling interests of approximately $49.9 million recorded in our Condensed Consolidated Balance Sheet.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	42

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2026 are related to cash and cash equivalents held in money market funds. See Note 2.d. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of September 30, 2026 is as follows (in thousands):

	SEPTEMBER 30, 2026
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility(1)	$519,500	$(6,758)	$512,742
Term Loan A(1)	468,750	—	468,750
Term Loan B(1)	2,006,988	(10,809)	1,996,179
Virginia 6 Term Loans(2)	210,000	(1,152)	208,848
Virginia 7 Term Loans(2)	293,455	(1,903)	291,552
Virginia 9 Term Loans	138,627	(6,451)	132,176
Virginia 4/5 Term Loans due 2030(2)	208,224	(2,988)	205,236
Virginia 3 Term Loans due 2031	433,000	(7,693)	425,307
AUD Term Loan(2)	268,280	(1,752)	266,528
UK Revolving Credit Facility(2)	185,656	(1,124)	184,532
4 7/8% Notes due 2027(2)(3)	1,000,000	(1,422)	998,578
5 1/4% Notes due 2028(2)(3)	825,000	(1,771)	823,229
5% Notes due 2028(2)(3)	500,000	(1,326)	498,674
7% Notes(2)(3)	1,000,000	(4,963)	995,037
4 7/8% Notes due 2029(2)(3)	1,000,000	(4,340)	995,660
5 1/4% Notes due 2030(2)(3)	1,300,000	(5,766)	1,294,234
4 1/2% Notes(2)(3)	1,100,000	(5,498)	1,094,502
5% Notes due 2032(2)	750,000	(7,616)	742,384
5 5/8% Notes(2)(3)	600,000	(3,388)	596,612
6 1/4% Notes(2)(3)	1,200,000	(11,402)	1,188,598
Euro Notes(2)(3)	1,361,166	(15,210)	1,345,956
6 1/4% Senior Notes due 2035 (the "6 1/4% Notes due 2035")(3)	1,500,000	(17,724)	1,482,276
Real Estate Mortgages, Financing Lease Liabilities and Other	819,780	(1,539)	818,241
Accounts Receivable Securitization Program	408,000	(1,629)	406,371
Total Long-term Debt	18,096,426	(124,224)	17,972,202
Less: Current Portion	(1,232,903)	—	(1,232,903)
Long-term Debt, Net of Current Portion	$16,863,523	$(124,224)	$16,739,299
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

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	43

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
On June 9, 2026, Iron Mountain Data Centers Virginia 9, LLC, an indirect subsidiary of IMI, entered into a credit agreement that includes a term loan facility (the "Virginia 9 Term Loans") and a letter of credit facility (collectively, the "Virginia 9 Credit Agreement"), under which we have the option to borrow, in the form of term loans, an aggregate outstanding amount not to exceed $298.0 million. The Virginia 9 Term Loans bear interest at SOFR plus 3.00%. The Virginia 9 Credit Agreement requires the payment of a commitment fee on any unused commitments at a rate of 0.90%. The Virginia 9 Credit Agreement is secured by the equity interests and assets of Iron Mountain Data Centers Virginia 9, LLC and is scheduled to mature on June 9, 2029, at which point all obligations will become due. We have two one-year options that allow us to extend the maturity date, subject to the conditions specified in the Virginia 9 Credit Agreement. As of September 30, 2026, we had $138.6 million outstanding on the Virginia 9 Term Loans and the interest rate in effect under the Virginia 9 Credit Agreement was 6.9%.
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
The 6 1/4% Notes due 2035 were issued at par and have a contractual interest rate of 6.25%. The total net proceeds from the issuance, after deducting the initial purchasers' commissions and third-party fees, of approximately $1,481.8 million, were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility, and for general corporate purposes. As of September 30, 2026, we had $1,500.0 million outstanding on the 6 1/4% Notes due 2035.
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

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	44

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of September 30, 2026 are as follows:

	SEPTEMBER 30, 2026	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	4.8	Maximum allowable of 7.0
Fixed charge coverage ratio	2.5	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2026. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
As of September 30, 2026 and December 31, 2025, we have approximately $770.0 million and $1,349.0 million, respectively, in notional value outstanding on our interest rate swap agreements. As of September 30, 2026, our interest rate swap agreements have maturity dates ranging from February 2027 through June 2029.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	45

Part I. Financial Information

CROSS-CURRENCY SWAP AGREEMENTS
We utilize cross-currency swaps to hedge the variability of exchange rate impacts between the United States dollar and certain of our foreign functional currencies, including the Euro, the Canadian dollar and the Singapore dollar. As of September 30, 2026, our cross-currency swap agreements have maturity dates ranging from November 2026 through February 2029.
The notional values of our cross-currency swaps, by hedged currency, as of September 30, 2026 and December 31, 2025, are as follows (in thousands):

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Euro	$504,559	$509,187
Canadian dollar	350,000	350,000
Singapore dollar	200,000	—
	$1,054,559	$859,187
We have designated these cross-currency swap agreements as hedges of net investments in our Euro, Canadian dollar and Singapore dollar denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at the end of each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities. The excluded component of our cross-currency swap agreements is recorded in Accumulated other comprehensive items, net and amortized to interest expense on a straight-line basis.
INVESTMENTS
Our joint venture with AGC Equity Partners (the "Frankfurt JV") is accounted for as an equity method investment and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying value and equity interest in the unconsolidated Frankfurt JV as of September 30, 2026 is as follows (in thousands):

	SEPTEMBER 30, 2026
	CARRYING VALUE	EQUITY INTEREST
Frankfurt JV	$74,323	20%

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	46

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
As of September 30, 2026 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	47

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended September 30, 2026, nor did we repurchase any shares of our common stock during the three months ended September 30, 2026.
ITEM 5. OTHER INFORMATION
On September 2, 2026, Mr. Mark Kidd, our Executive Vice President and General Manager, Data Centers and ALM, adopted a Rule 10b5-1 trading plan to (i) exercise options to purchase up to 6,839 shares of our common stock between December 1, 2026 and February 12, 2027 and (ii) sell up to 86,839 shares of our common stock between December 1, 2026 and July 1, 2027. Mr. Kidd’s plan will terminate on the earlier of August 26, 2027 and the date that all trades under the plan are completed.
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

3.4	Bylaws of the Company, effective May 9, 2023. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on May 12, 2023.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	49

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: November 5, 2026

IRON MOUNTAIN SEPTEMBER 30, 2026 FORM 10-Q	50